Form 10-Q
period 1995-04-02
SPAGHETTI WAREHOUSE INC
filed 1995-05-08
CIK 775298

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

          (MARK ONE)

                    [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended April 2, 1995

                                          OR

                    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to


               Commission file number: 1-10291

                              Spaghetti Warehouse, Inc.
                (Exact name of registrant as specified in its charter)

                       Texas                                75-1393176
               (State or other jurisdiction of              (IRS   Employer
                                                            Identification
               incorporation or organization)               Number)


               402 West I-30, Garland, Texas                     75043
                  (Address of Principal Executive Offices)       (Zip Code)

          Registrant's telephone number, including area code: 214/226-6000


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X   .        No        .

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 1995: 5,612,194 shares of common stock, par value $.01.



                                                         PART 1 - FINANCIAL INFORMATION
             Item 1.  Financial Statements

                                                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                                      Condensed Consolidated Balance Sheets

                       Assets                                                                       7/3/94              4/2/95
                                                                                                                      (Unaudited)

             Current assets:
                 Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .      $     1,917,679     $     2,724,133
                 Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .              520,470             729,099
                 Note receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              46,000               21,882
                 Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,068,935             808,645

                 Income taxes refundable   . . . . . . . . . . . . . . . . . . . . . . . .              514,189             641,079
                 Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              442,496             512,330
                       Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            4,509,769           5,437,168

             Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .          68,594,438           67,536,617
             Assets scheduled for divestiture  . . . . . . . . . . . . . . . . . . . . . .              384,468             381,651
             Trademark and franchise rights, net . . . . . . . . . . . . . . . . . . . . .            3,321,645           3,193,633
             Pre-opening costs, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .              406,120              95,966
             Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,109              122,273

             Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,418,110           1,352,288
                                                                                                $   78,647,659      $    78,119,596
                       Liabilities and Stockholders' Equity


             Current liabilities:
                 Current portion of long-term debt   . . . . . . . . . . . . . . . . . . .      $       36,000      $        36,000
                 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,436,807           2,914,450
                 Accrued payroll and bonuses   . . . . . . . . . . . . . . . . . . . . . .            2,995,487           1,325,249

                 Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .              155,676              57,618
                 Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .              993,210           1,743,961
                       Total current liabilities   . . . . . . . . . . . . . . . . . . . .            7,617,180           6,077,278

             Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . . .          18,548,000           18,771,000

             Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                    13,971
             Stockholders' equity:
                 Preferred stock of $1.00 par value; authorized 1,000,000 shares;
                        no shares issued   . . . . . . . . . . . . . . . . . . . . . . . .             --                  --
                 Common stock of $.01 par value; authorized 20,000,000 shares;

                       issued 6,374,454 shares at 7/3/94 and 6,407,151 shares
                       at 4/2/95   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              63,745               64,071
             Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .          35,586,418           35,745,656
             Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .            (585,296 )           (640,906)



             Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,178,355           24,219,964
                                                                                                    58,243,222           59,388,785
             Less cost of 734,157 shares at 7/3/94 and 794,957 shares at 4/2/95
                       of common stock held in treasury  . . . . . . . . . . . . . . . . .            5,760,743           6,131,438
                                                                                                    52,482,479           53,257,347

                                                                                                $   78,647,659      $    78,119,596

                                                                      - 2

                                                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                                 Condensed Consolidated Statements of Income
                                                                 (Unaudited)



                                                  39-Week Period   39-Week Period  13-Week Period  13-Week Period
                                                  Ended 4/3/94     Ended 4/2/95    Ended 4/3/94    Ended 4/2/95
    Revenues:

       Restaurant sales . . . . . . . . . . . .   $57,051,980   $ 58,476,822     $ 19,559,319    $ 19,106,843
       Franchise  . . . . . . . . . . . . . . .       431,243        459,130          127,558         142,529
       Other  . . . . . . . . . . . . . . . . .       433,732        410,482          146,174         116,329
          Total revenues  . . . . . . . . . . .    57,916,955     59,346,434       19,833,051      19,365,701


    Costs and expenses:
       Cost of sales  . . . . . . . . . . . . .    14,421,203     15,155,923        4,944,461       4,779,568
       Operating expenses . . . . . . . . . . .    32,192,558     33,691,577       11,211,557      10,824,999
       General and administrative expenses  . .     4,173,040      4,198,291        1,433,273       1,517,473
       Depreciation and amortization  . . . . .     4,400,785      4,009,948        1,523,624       1,267,649

       Loss on assets scheduled for
           divestiture  . . . . . . . . . . . .        50,000             --               --              --
          Total costs and expenses  . . . . . .    55,237,586     57,055,739       19,112,915      18,389,689
          Income from operations  . . . . . . .     2,679,369      2,290,695          720,136         976,012


    Net interest expense  . . . . . . . . . . .       596,423        924,812          263,085         315,782

    Income before income tax expense  . . . . .     2,082,946      1,365,883          457,051         660,230
    Income tax expense (benefit)  . . . . . . .       504,950        324,274          (5,217)         164,535


    Net income  . . . . . . . . . . . . . . . .   $ 1,577,996     $1,041,609        $ 462,268       $ 495,695

    Net income per common share:
       Primary  . . . . . . . . . . . . . . . .          $.25           $.18             $.08            $.09
       Fully diluted  . . . . . . . . . . . . .          $.25           $.18             $.08            $.09


    Weighted average common and common share equivalents outstanding:
       Primary  . . . . . . . . . . . . . . . .     6,197,702      5,686,517        5,869,046       5,729,745
       Fully diluted  . . . . . . . . . . . . .     6,206,760      5,692,124        5,869,049       5,732,396





       - 3 -




                                                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                                 Condensed Consolidated Statements of Cash Flows
                                                                   (Unaudited)
                                                                                                              39-Week

                                                                                                           Periods Ended
                                                                                                    4/3/94               4/2/95
             Cash flows from operating activities:
                Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,577,996         $   1,041,609
                Adjustments to reconcile net income to cash provided by

                   operating activities:
                      Depreciation and amortization expense  . . . . . . . . . . . . . . .          4,400,785             4,009,948
                      Loss on sale of property and equipment   . . . . . . . . . . . . . .            139,952                15,222
                      Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             54,274                47,972
                      Changes in assets and liabilities:

                          Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .            141,714              (209,235)
                          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .            643,481               282,029
                          Income taxes refundable  . . . . . . . . . . . . . . . . . . . .           (328,417)             (126,783)
                          Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .           (111,992)              (69,891)
                          Pre-opening costs  . . . . . . . . . . . . . . . . . . . . . . .           (754,834)             (133,397)

                          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           (604,052)               47,581
                          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .            (29,231)             (522,032)
                          Accrued payroll and bonuses  . . . . . . . . . . . . . . . . . .           (115,515)           (1,670,309)
                          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .           (190,672)             (206,915)
                          Other accrued liabilities  . . . . . . . . . . . . . . . . . . .            144,471               750,751

                              Net cash provided by operating activities  . . . . . . . . .          4,967,960             3,256,550

             Cash flows from investing activities:
                Purchase of property and equipment   . . . . . . . . . . . . . . . . . . .        (11,525,044)           (2,591,339)
                Proceeds from sales of property and equipment  . . . . . . . . . . . . . .             71,079               106,379

                Collection of notes receivable   . . . . . . . . . . . . . . . . . . . . .             34,500                59,721
                              Net cash used in investing activities  . . . . . . . . . . .        (11,419,465)           (2,425,239)

             Cash flows from financing activities:
                Borrowings from long-term debt   . . . . . . . . . . . . . . . . . . . . .         10,700,000               250,000

                Principal payments on long-term debt   . . . . . . . . . . . . . . . . . .            (27,000)             (27,000)
                Purchase of treasury shares  . . . . . . . . . . . . . . . . . . . . . . .         (5,150,867)            (370,695)
                Proceeds from sale of common stock and exercise of employee
                   stock options   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            326,617               144,564
                              Net cash provided by (used in) financing activities  . . . .          5,848,750                (3,131)


             Effects of exchange rate changes on cash and cash equivalents . . . . . . . .            (69,960)              (21,726)
             Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .           (672,715)              806,454
             Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .          1,600,291             1,917,679
             Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .       $    927,576         $   2,724,133

             Interest paid (net of amounts capitalized)  . . . . . . . . . . . . . . . . .       $    671,929         $     653,224
             Income taxes paid (net of refunds collected)  . . . . . . . . . . . . . . . .       $    981,414         $     657,871




                              SPAGHETTI WAREHOUSE, INC.
                                   AND SUBSIDIARIES


                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



             1.   Basis of Presentation


               In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of April 2, 1995 and the consolidated results of operations and cash flows for the 39-week and 13-week periods ended April 2, 1995 and April 3, 1994. The condensed consolidated statements of income for the 13-week and 39-week periods ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.


               2.   Accounting Policies


               During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

             Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




             Results of Operations

              Revenues


               Revenues decreased $0.5  million, or 2.4%  for the quarter ended April 2, 1995 in comparison to the same quarter in the preceding year. This decrease is due primarily to a $0.6 million (3.6%) decline in sales experienced by the 31 restaurants opened prior to July 5, 1993 ("annual same-stores"). These sales declines were the result of declining customer counts which were down 4.0% in annual same-stores. Management attributes the decline in annual same-store customer counts to the rapid growth of competitors in the casual dining and Italian restaurant segments, to the normal decline in customer counts for stores in their second and third year of operation, and to a substantial reduction in marketing expenditures in comparison to the same quarter in the preceding year.


               The Company  introduced a  new menu in late  January 1995.
             The objective of this new menu was to increase check averages through an expanded appetizer section, increased emphasis on "pasta topper" sales, and an expanded variety of pastas available to the customer for a nominal additional charge. This new menu also included a modest price increase on selected menu items to help offset increases in raw material costs. As a result of the new menu, check averages increased approximately $.40 per customer compared to levels achieved just prior to the introduction of the new menu, and check averages in annual same-stores increased 0.5% in the third quarter in comparison to the same quarter last year.

               Revenues  for  the   nine  months  ended   April  2,  1995

             increased $1.4 million, or 2.5%, compared to the same period last year. This increase is due entirely to the Company's six new restaurants opened after July 5, 1993 which have produced incremental revenue of $4.2 million in the current nine-month period. The increase in revenue was offset by a $2.8 million (5.3%) decline in annual same-store sales.

             This decline in annual same-store sales was the result of a 4.1% decline in customer counts coupled with a 1.3% decline in check averages during the current nine-month period.

              Costs and Expenses


               Cost of Sales

               Cost of sales decreased 0.2%  as a percentage  of revenues to 24.7% for the quarter  ended April 2, 1995 from 24.9%  in the same quarter last year. This decrease as a percentage of revenues is due to the modest price increase included in the new menu and improved inventory controls.

               Cost of  sales as a  percentage of revenues  for the  nine months ended April 2, 1995 increased 0.6% to 25.5% as compared to 24.9% for the same period last year. This increase as a percentage of revenues is due to price reductions made on selected menu items in the fourth quarter of fiscal 1994 and to increases in certain raw material costs during the past 12 months.

               Operating Expenses

               Operating  expenses as a percentage  of revenues decreased to 55.9% for the current quarter as compared to 56.5% for the same quarter last year. This 0.6% decrease as a percentage of revenues is primarily due to cost reduction programs initiated by the Company during the current year. Savings obtained in the third quarter as a result of these programs include reductions in cashier labor, workman's compensation insurance and security costs. Additionally, group medical costs, marketing expenditures, general liability insurance and property taxes were also lower in the current fiscal quarter.


               Operating  expenses as  a percentage  of revenues  for the nine-month period ended April 2, 1995 were 56.8% as compared to 55.6% for the comparable period last year. Much of this 1.2% increase as a percentage of revenues is attributed to the relatively fixed nature of certain operating costs, including management labor, occupancy costs, and repair and maintenance expenses, relative to the nine-month decline in annual same-store sales volumes. The remaining increase in operating costs for the current nine-month period is attributed to increases in server labor, employee training, and media advertising expenditures.

               General and Administrative Expenses (G&A)

               G&A expenses as  a percentage  of revenues increased  0.6%

             from 7.2% in the third quarter of fiscal 1994 to 7.8% in the current quarter. Management attributes much of this increase to the addition of several corporate level positions including a new president, vice president of operations, director of food and beverage, regional director and two information systems employees. Also contributing to the increase in G&A expenses were increases in corporate bonus expense, resulting from the improvement in the
             Company's operating results, professional fees and management relocation expenses.


               G&A expenses  as a percentage  of revenues for the current nine months were 7.1% as compared to 7.2% for the same nine months last year. The write-off of foreign trademark registration costs, severance packages and the write-off of costs incurred in searching for potential sites in markets which were excluded from expansion consideration contributed to the higher G&A costs in the prior year. Although the Company did not incur such expenses in the current year, the savings was largely offset by increased employee costs resulting from the addition of several corporate level positions mentioned above.

               Depreciation and Amortization (D&A)

               D&A as a percentage of revenues decreased to 6.5% for  the current quarter as compared to 7.7% in the same quarter last year. D&A for the current nine months decreased to 6.8% from 7.6% for the same nine months last year. These decreases are due to declining pre-opening expense amortization on new stores resulting from a reduction in the

             Company's new restaurant expansion rate. The decline in pre-opening expense amortization as a percentage of revenues was partially offset by an increase in depreciation on the Company's new information systems and by the fixed nature of depreciation relative to the decline in annual same-store sales volumes.

             Net Interest Expense

               The  Company incurred  net  interest expense  of  $315,782 during the quarter ended April 2, 1995 compared to $263,085 during the same quarter in the prior fiscal year. During the current nine-month period, the Company incurred net interest expense of $924,811 as compared to $596,423 for the same nine months last year. These increases are attributed to increases in average debt outstanding under the Company's debt facilities and to increases in short-term borrowing rates on the Company's revolving credit facility.
             Management intends to incur additional long-term debt to the extent that future cash flow from operations is insufficient

             to  cover   planned  expansion,  capital   expenditures  and
             possible further repurchases of the Company's stock.

             Income Taxes


               The  Company's effective  tax rate  for the  quarter ended
             April 2, 1995 was 24.9% compared to (1.1%) for the quarter ended April 3, 1994. The significantly lower rate in the prior year was the result of increased prior year estimates in the amount of FICA tip credits and targeted jobs tax credits that were available to the Company coupled with prior year pre-tax net income levels that were lower than initially projected.

               The effective  rate  for the  nine months  ended April  2,
             1995 was 23.7% compared to 24.2% for the same nine-month period last year. Effective rates in both years are below statutory rates due to the utilization of the FICA tip credit and targeted jobs tax credit. The Company is only projecting a six-month benefit from the targeted jobs tax credit in fiscal 1995 due to the fact that the credit expired on December 31, 1994, and has not been reinstated by

             Congress at this time.   In addition to these credits, lower
             Canadian tax rates also help to reduce the Company's overall effective rate below statutory levels.

             Liquidity and Capital Resources


               The Company's working capital deficit decreased from  $3.1 million at July 3, 1994 to $0.6 million at April 2, 1995. This $2.5 million decrease is due to the payout of fiscal 1994 bonuses during the first quarter of fiscal 1995, the timing of period-end payments of salaries and wages and a $0.8 million increase in cash and cash equivalents. The Company is currently operating with a working capital deficit which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

               Net  cash provided by  operating activities decreased from
             $5.0 million for the nine months ended April 3, 1994 to $3.3 million for the current nine months. This decrease is due primarily to changes in certain components of working capital, including decreases in accounts payable and accrued payroll and bonuses, and to a decrease in net income.

               Long-term  debt  outstanding at  April  2, 1995  consisted primarily of a $15.0 million fixed rate term loan and $3.75 million borrowed against the Company's floating rate revolving credit  facility.  The  Company had  an additional
             $11.25 million available under this revolving credit facility at April 2, 1995.


               Capital  expenditures  were  $2.6  million  for  the  nine months ended April 2, 1995 as compared to $11.5 million for the same period last year. Fiscal 1995 expenditures consist primarily of Bedford restaurant construction costs, purchases of new and replacement equipment and decor for the

             Company's existing restaurants, and costs of replacing point-of-sale (POS) equipment in 10 Company restaurants. The decline in capital expenditures from fiscal 1994 is the result of the reduction in the Company's expansion rate.


               In addition  to  these capital  expenditures, the  Company repurchased 60,800 shares of its common stock during the first nine months of fiscal 1995 under a program authorized by its Board of Directors. Under this program, the Company may repurchase up to 1,000,000 shares of its common stock subject to price and other market considerations. The repurchase program will continue as long as the Company views its common stock as an attractive investment opportunity. The Company has repurchased a total of 733,657 shares of its common stock since the inception of this program in January 1994.

               The Company  did not open  any new  restaurants during the current quarter. Management expects to open one or two Company-owned restaurants during the next 12 months and to continue to make any necessary replacements and upgrades to its existing restaurants as considered necessary. The
             Company will also complete updating POS equipment in the remaining 13 restaurants with older equipment. The Company estimates that the costs of these planned capital expenditures during the next 12 months will be approximately $6.0 million. Management believes that cash from operations and current cash balances, together with the $11.25 million undrawn balance on the Company's revolving credit facility, will be sufficient to fund the Company's planned capital expenditures and share repurchase program for the next 12 months.

                             PART II - OTHER INFORMATION



             Item 5.   OTHER INFORMATION

                            On February 2, 1995,  the Board of  Directors
                       of the  Company adopted a shareholder  rights plan

                       (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock to shareholders of record as of the close of business on February 14, 1995.

                       Each Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share (a "Unit") of the Company's Series A Preferred Stock, $1.00 par value (the "Preferred Stock"), at a purchase price of $40 per Unit, subject to adjustment. The description and terms of the Rights are set forth in that certain Rights Agreement dated February 2, 1995 (the "Rights Agreement"), between the Company and Chemical Bank, as Rights Agent.


                            The  Rights  Agreement,  as well  as  certain
                       other documents related to the Rights Plan, are filed as exhibits to the Company's registration statement on Form 8-A, filed with the Securities and Exchange Commission on February 8, 1995, and as amended under cover of Form 8-A/A (Amendment No. 1) filed with the Commission on February 27, 1995 (as so amended, the "Form 8-A"). For a more complete description of the terms and provisions of the Rights and the Rights Plan, see the Form 8-
                       A.


             Item 6.   EXHIBITS

                         Exhibit
                         Number:      Document Description


                       3.1            Second    Amended   and    Restated
                                      Articles  of Incorporation  of  the

                                      Company, as amended.
                       4.1 Rights Agreement, dated February 2, 1995 between the Company and Chemical Bank (incorporated by

                                      reference  to  Exhibit  1   of  the
                                      Company's  Registration   Statement
                                      on  Form 8-A/A  (Amendment No.  1),
                                      filed  by  the  Company   with  the
                                      Securities and  Exchange Commission

                                      on February 27, 1995).
                       27.1           Financial Data Schedule

                                    EXHIBIT INDEX





             Sequentially

             Exhibit                                            Numbered

             Number    Document Description                       Page



               3.1     -Second Amended and Restated
                       Articles of Incorporation of the
                       Company, as amended.



               4.1   -Rights Agreement, dated February 2,
                     1995   between   the   Company   and
                     Chemical   Bank   (incorporated   by
                     reference  to   Exhibit  1   of  the
                     Company's Registration

                     Statement on Form 8-A, filed by the
                         Company with

                     the Securities and Exchange
                         Commission on

                     February 27, 1995).


              27.1-  Financial Data Schedule

                                     EXHIBIT 3.1

                    AMENDED AND RESTATED ARTICLES OF INCORPORATION




                                     ARTICLE ONE


                  Old Spaghetti Warehouse, Inc., pursuant to the
             provisions of Article 4.07 of the Texas Business Corporation

             Act, hereby adopts, authorizes, executes and files Amended and Restated Articles of Incorporation and all amendments thereof that are in effect to date and as further amended by such Amended and Restated Articles of Incorporation as hereinafter set forth and which contain no other change in any provision thereof.


                                     ARTICLE TWO


                  The Articles of Incorporation of the corporation are

             amended by the Amended and Restated Articles of Incorporation as follows:


             Article III -  Deletes old Article III, and adds a new
                            Article III; the full text of new Article III

                            is as follows:


                                     ARTICLE III


                       The purpose for which the corporation is

                  organized is the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.

             Article IV  -  Deletes old Article IV, and adds a new

                            Article IV, which increases the authorized
                            Common Stock of the corporation and
                            authorizes the issuance of Preferred Stock.
                            The full text of new Article IV is as
                            follows:



                                      ARTICLE IV


                       The aggregate number of shares of all classes
                  which the corporation shall have authority to

                  issue is seven and one-half million (7,500,000) shares of Common Stock with the par value of one cent ($0.01) per share and one million (1,000,000) shares of Preferred Stock with par value of one dollar ($1.00) per share.

                       The designations and the powers, preferences,

                  rights, qualifications, limitations and
                  restrictions of the Preferred Stock and the Common Stock of the corporation are as follows:


                       A.   Provisions Relating to the Preferred

                  Stock.


                       1.   The Preferred Stock may be issued from
                  time to time in one or more classes or series, the share of each class or series to have such designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof as are stated and expressed herein and in the resolution or resolutions providing for the issue of such class or series adopted by the Board of Directors as hereinafter prescribed.

                       2.   Authority is hereby expressly granted to

                  and vested in the Board of Directors to authorize the issuance of the Preferred Stock from time to time in one or more classes or series, to determine and take necessary proceedings fully to effect the issuance and redemption of any such

                  Preferred Stock, and, with respect to each class or series of the Preferred Stock, and with respect to each class or series of the Preferred Stock, to fix and state by the resolution or resolutions from time to time adopted providing for the issuance thereof the following:


                            (i)  whether or not the class or series
                  is to have voting rights, full or limited, or is to be without voting rights;

                            (ii) the number of shares to constitute

                  the class or series and the designations thereof;


                            (iii)     the preferences and relative,
                  participating, optional or other special rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to any class or series;


                            (iv) whether or not the shares of any
                  class or series shall be redeemable and if

                  redeemable the redemption price or prices, and the time or times at which and the terms and conditions upon which, such shares shall be redeemable and the manner of redemption;

                            (v)  whether or not the shares of a

                  class or series shall be subject to the operation of retirement or sinking funds to be applied to the purchase or redemption of such shares for retirement, and if such retirement or sinking fund or funds be established, the annual amount thereof and the terms and provisions relative to the operation thereof;


                            (vi) the dividend rate, whether
                  dividends are payable in cash, stock of the

                  corporation, or other property, the conditions upon which and the time when such dividends are payable, the preference to or the relation to the payment of the dividends payable on any other class or classes or series of stock, whether or not such dividend shall be cumulative or noncumulative, and if cumulative, the date or dates from which such dividends shall accumulate;


                            (vii)     the preferences, if any, and
                  the amounts thereof which the holders of any class or series thereof shall be entitled to receive upon the voluntary or involuntary dissolution of, or upon any distribution of the assets of, the corporation;


                            (viii)    whether or not the shares of

                  any class or series shall be convertible into, or exchangeable for, the shares of any other class or classes or of any other series of the same or any other class or classes of stock of the corporation and the conversion price or prices or ratio or ratios or the rate or rates at which such exchange may be made, with such adjustments, if any, as shall be stated and expressed or provided for in such resolution or resolutions; and


                            (ix) such other special rights and
                  protective provisions with respect to any class or

                  series as the Board of Directors may deem advisable.


                       The shares of each class or series of the
                  Preferred Stock may vary from the shares of any

                  other series thereof in any or all of the foregoing respects. The Board of Directors may increase the number of shares of the Preferred
                  Stock designed for any existing class or series by a resolution adding to such class or series authorized and unissued shares of the Preferred

                  Stock not designated for any other class or

                  series. The Board of Directors may decrease the number of shares of the Preferred Stock designated for any existing class or series by a resolution, subtracting from such series unissued shares of the Preferred Stock designated for such class or series, and the shares so subtracted shall become authorized, unissued and undesignated shares of the Preferred Stock.


                       B.   Provisions Relating to the Common Stock.



                       1.   Except as otherwise required by law or
                  as may be provided by the resolutions of the Board of Directors authorizing the issuance of any class or series of Preferred Stock, as hereinabove provided, all rights to vote and all voting power shall be vested exclusively in the holders of the

                  Common Stock.


                       2.   Subject to the rights of the holders of
                  the Preferred Stock, the holders of the Common
                  Stock shall be entitled to receive when, as and if

                  declared by the Board of Directors, out of funds legally available therefor, dividends payable in cash, stock or otherwise.


                       3.   Upon any liquidation, dissolution or

                  winding-up of the corporation, whether voluntary or involuntary, and after the holders of the Preferred Stock shall have been paid in full the amounts to which they shall be entitled (if any) or a sum sufficient for such payment in full shall have been set aside, the remaining net assets of the corporation shall be distributed pro rate to the holders of the Common Stock in accordance with their respective rights and interests to the exclusion of the holders of the Preferred Stock.


             Article VI -   Amends old Article VI by changing the

             registered office and registered agent of the corporation. The full text of new Article VI is as follows:


                                      ARTICLE VI



                  The post office address of its registered office is 1815 North Market Street, Dallas, Texas 75202 and the name of its registered agent at such address is William B. Rea, Jr.

             Article VII -  Deletes old Article VII, and adds a new

                            Article VII; the full text of new Article VII is as follows:


                                     ARTICLE VII



                       The number of directors of this corporation
                  shall be not less than three (3) nor more than nine (9), the exact number to be fixed from time to time in the manner provided in the Bylaws of the corporation.



                       The names and addresses of the present Board
                  of Directors who are to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified are:

                       Robert R. Hawk           1815 North Market Street

                                                Dallas, Texas  75202



                       William B. Rea, Jr.           1815 North Market
             Street
                                                Dallas, Texas  75202



                       Victor Petta, Jr.             1815 North Market
             Street

                                                Dallas, Texas  75202


                       John Ellis                    1815 North Market
             Street

                                                Dallas, Texas  75202

                       T. E. Jaeb                    5232 Forest Lane

                                                Dallas, Texas  75234



                       Richard Weisheit              1815 North Market
                                                     Street
                                                Dallas, Texas  75202



                       C. Cleave Buchanan, Jr.       1815 North Market
                                                     Street

                                                Dallas, Texas  75202


                       Frank X. Cuellar, Jr.         1815 North Market
             Street

                                                Dallas, Texas  75202

             Article XI -   Adds as a new Article XI the authorization to

                            indemnity directors, officers, employees and agents of the corporation to the fullest extent permissible by law. The full text of
                            Article XI is as follows:



                                      ARTICLE XI


                       The corporation shall indemnify any person
                  who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the fullest extent permitted by law. The corporation may purchase insurance for such indemnification purposes.



             ARTICLE XII -    Adds as a new Article XII the denial of
                              cumulative voting.  The full text of new
                              Article XII is as follows:



                                     ARTICLE XII


                    The right to accumulate votes in the election of
               directors and/or cumulative voting by any shareholder is hereby expressly denied.

                                    ARTICLE THREE



               Each such amendment made by these Amended and Restated
             Articles of Incorporation has been effected in conformity with the provisions of the Texas Business Corporation Act and such Amended and Restated Articles of Incorporation and each such amendment made by the Amended and Restated
             Articles of Incorporation were duly adopted by the shareholders of the corporation on the 16th day of August, 1985.



                                     ARTICLE FOUR


               The number of shares outstanding was 139,350; the number
             of shares entitled to vote on the Amended and Restated Articles of Incorporation as so amended was 139,350; the number of shares voted for such Restated and Amended

             Articles of Incorporation was so amended was 115,750; the

             number of shares voted against such Restated and Amended Articles of Incorporation as so amended was 0.


                                     ARTICLE FIVE



               The Articles of Incorporation and all amendments and
             supplements thereto are hereby superseded by the following Amended and Restated Articles of Incorporation which accurately copy the entire text thereof and as amended as above set forth:

                                 AMENDED AND RESTATED



                              ARTICLES OF INCORPORATION


                                          OF



                            OLD SPAGHETTI WAREHOUSE, INC.




                                      ARTICLE I


                    The  name  of  the corporation  is  Old  Spaghetti
               Warehouse, Inc. (herein the "corporation").

                                      ARTICLE II



                    The period of its duration is perpetual.


                                     ARTICLE III



                    The purpose for which the corporation is organized
               is the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.



                                      ARTICLE IV


                    The  aggregate  number of  shares  of  all classes
               which the corporation shall have authority to issue is seven and one-half million (7,500,000) shares of Common

               Stock with the par value of one cent ($0.01) per share and one million (1,000,000) shares of Preferred Stock with par value of one dollar ($1.00) per share.


                    The  designations  and  the  powers,  preferences,

               rights, qualifications, limitations and restrictions of the Preferred Stock and the Common Stock of the corporation are as follows:


                    A.   Provisions Relating to the Preferred Stock.



                    1. The Preferred Stock may be issued from time to time in one or more classes or series, the share of each class or series to have such designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof as are stated and expressed herein and in the resolution or resolutions providing for the issue of such class or series adopted by the Board of Directors as hereinafter prescribed.


                    2. Authority is hereby expressly granted to and vested in the Board of Directors to authorize the issuance of the Preferred Stock from time to time in one or more classes or series, to determine and take necessary proceedings fully to effect the issuance and redemption of any such Preferred Stock, and, with respect to each class or series of the Preferred Stock, to fix and state by the resolution or resolutions from time to time adopted providing for the issuance thereof the following:

                         (i)  whether or not the class or series is to

               have voting rights, full or limited, or is to be without voting rights;


                         (ii) the number of  shares to constitute  the
               class or series and the designations thereof;



                         (iii) the preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to any class or series;


                         (iv) whether or  not the shares of  any class
               or series shall be redeemable and if redeemable the redemption price or prices, and the time or times at which  and the  terms and  conditions upon  which, such
               shares  shall   be  redeemable   and   the  manner   of

               redemption;


                         (v) whether or not the shares of a class or series shall be subject to the operation of retirement or sinking funds to be applied to the purchase or redemption of such shares for retirement, and if such retirement or sinking fund or funds be established, the annual amount thereof and the terms and provisions related to the operation thereof;



                         (vi) the dividend rate, whether dividends are
               payable in cash, stock of the corporation, or other property, the conditions upon which and the times when such dividends are payable, the preference to or the relation to the payment of the dividends payable on any other class or classes or series of stock, whether or not such dividend shall be cumulative or noncumulative,

               and if cumulative, the date or dates from which such dividends shall accumulate;


                         (vii) the preferences, if any, and the amounts thereof which the holders of any class or series thereof shall be entitled to receive upon the voluntary or involuntary dissolution of, or upon any distribution of the assets of, the corporation;


                         (viii)    whether or  not the  shares of  any

               class  or   series  shall   be  convertible   into,  or
               exchangeable for, the shares of any other class or classes or of any other series of the same or any other class or classes of stock of the corporation and the conversion price or prices or ratio or ratios or the rate or rates at which such exchange may be made, with such adjustments, if any, as shall be stated and

               expressed  or  provided  for   in  such  resolution  or
               resolutions; and


                         (ix) such other special rights and protective
               provisions with  respect to any class or  series as the

               Board of Directors may deem advisable.


                    The  shares  of  each   class  or  series  of  the
               Preferred Stock may vary from the shares of any other series thereof in any or all of the foregoing respects.

               The Board of Directors may increase the number of shares of the Preferred Stock designated for any existing class or series by a resolution adding to such class or series authorized and unissued shares of the Preferred Stock not designated for any other class or series. The Board of Directors may decrease the number of shares of the Preferred Stock designated for any existing class or series by a resolution, subtracting from such series unissued shares of the Preferred Stock designated for such class or series, and the shares so subtracted shall become authorized, unissued and undesignated shares of the Preferred Stock.



                    B.   Provisions Relating to the Common Stock.


                    1.   Except as otherwise required by law or as may
               be  provided  by  the   resolutions  of  the  Board  of

               Directors authorizing the issuance of any class or series of Preferred Stock, as hereinabove provided, all rights to vote and all voting power shall be vested exclusively in the holders of the Common Stock.

                    2.   Subject to  the rights of the  holders of the

               Preferred Stock, the holders of the Common Stock shall be entitled to receive when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends payable in cash, stock or otherwise.



                    3.   Upon any liquidation, dissolution or winding-
               up of the corporation, whether voluntary or involuntary, and after the holders of the Preferred Stock shall have been paid in full the amounts to which they shall be entitled (if any) or a sum sufficient for such payment in full shall have been set aside, the remaining net assets of the corporation shall be distributed pro rata to the holders of the Common Stock in accordance with their respective rights and interests to the exclusion of the holders of the Preferred Stock.

                                      ARTICLE V



                    The corporation will  not commence business  until
               it has received for the issuance of its shares consideration of the value of not less than $1,000.00, consisting of money, labor done or property actually received.


                                      ARTICLE VI


                    The post office  address of its registered  office

               is 1815 North  Market Street, Dallas, Texas   75202 and
               the name of its registered agent at such address is William B. Rea, Jr.


                                     ARTICLE VII

                    The  number of directors of this corporation shall

               be not less than three (3) nor more than nine (9), the exact number to be fixed from time to time in the manner provided in the Bylaws of the corporation.


                    The names  and addresses  of the present  Board of

               Directors who are to serve as  directors until the next
               annual   meeting   of  shareholders   or   until  their
               successors are elected and qualified are:


                    Robert R. Hawk           1815 North Market Street

                                             Dallas, Texas  75202



                    William B. Rea, Jr.           1815    North    Market
             Street
                                             Dallas, Texas  75202

                    Victor Petta, Jr.             1815    North    Market

             Street
                                             Dallas, Texas  75202



                    John Ellis                    1815    North    Market
             Street

                                             Dallas, Texas  75202


                    T. E. Jaeb                    5232 Forest Lane

                                             Dallas, Texas  75234


                    Richard Weisheit              1815    North    Market
             Street

                                             Dallas, Texas  75202

                    C. Cleave Buchanan, Jr.       1815    North    Market

             Street
                                             Dallas, Texas  75202



                    Frank X. Cuellar, Jr.         1815    North    Market
             Street

                                             Dallas, Texas  75202


                                      ARTICLE IX


                    No  holder   of  shares   of  any  class   of  the

               corporation shall have any pre-emptive right to subscribe for or acquire additional shares of the corporation of the same or any other class, whether such shares shall be hereby or hereafter authorized; and no holder of shares of any class of the corporation shall have any right to acquire any shares which may be held in the treasury of the corporation; all such additional or treasury shares may be sold for such consideration, at such time and to such person or persons as the board of directors may from time to time determine.



                                      ARTICLE X


                    The   shareholders  of   the  corporation   hereby
               delegate to the Board of  Directors the power to adopt,

               alter, amend or repeal the bylaws of the corporation, and such power shall be deemed to be vested exclusively in the Board of Directors and shall not be exercised by the shareholders.



                                      ARTICLE XI

                    The corporation shall indemnify any person who was

               or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the fullest extent

               permitted  by   law.    The  corporation  may  purchase
               insurance for such indemnification purposes.


                                     ARTICLE XII

                    The right  to accumulate votes in  the election of

               directors and/or cumulative voting by any shareholder is hereby expressly denied.


                    IN WITNESS WHEREOF, we have hereunto set our hands
               this 16th day of August, 1985.



                                        OLD SPAGHETTI WAREHOUSE, INC.




                                        By: /s/ Robert R. Hawk

                                          Robert R. Hawk, President

                                        By: /s/ Linda Crabtree

                                          Linda Crabtree, Secretary

             STATE OF TEXAS             |

                                        |

             COUNTY OF DALLAS           |


               I,  B.E. Macdonough,  a Notary  Public do  hereby  certify that on this 16th  day of August, 1935, personally  appeared before me Robert R. Hawk, who being by me first duly sworn, declared that he is the president of Old Spaghetti Warehouse, Inc., that he signed the foregoing documents as president of said corporation, and that the statements therein contained are true.



               IN WITNESS THEREOF, I  have hereunto set my hand and  seal the day and year written.

                                              /s/ B.E. Macdonough

                                             Notary  Public  in  and  for
             Dallas County, Texas



             My Commission Expires:
                    1/6/88

                                Articles of Amendment

                                        to the

                          Restated Articles of Incorporation

                                          of
                            OLD SPAGHETTI WAREHOUSE, INC.




               Pursuant to the  provisions of  Article 4.04 of the  Texas


             Business Corporation Act, the undersigned corporation adopts the  following Articles  of Amendment  to  the corporation's


             Restated  Articles   of  Incorporation  (the   "Articles  of

             Incorporation"):




             Articles of Amendment - Page 1 of 3 Pages

                                      Article I



               The name  of the corporation  is OLD SPAGHETTI  WAREHOUSE,

             INC.



                                      Article II


               The following amendment to  the Articles of  Incorporation was  adopted  by  the  shareholders of  the  corporation  on


             October 17, 1989.  The amendment adds a new Article  XIII to the  corporation's Articles of  Incorporation, the full text of which is as follows:



             Articles of Amendment - Page 2 of 3 Pages2

                                     Article XIII



                    No director  of the  Corporation shall  be liable  to
               the corporation or its shareholders for monetary damages for an act or omission in the director's capacity as director, except as otherwise provided by statute as such statute may be amended from time to time. Any repeal or modification of this Article XIII shall be prospective only and shall not adversely affect any limitation of personal liability of a director of the corporation existing at the time of such repeal or modification.



                                     Article III









             Articles of Amendment - Page 3 of 3 Pages

               The number  of shares  of the  corporation outstanding  at the time of  such adoption was 1,883,694; and  the number of shares entitled to vote thereon was 1,883,694.



                                      Article IV


               The holders  of 1,433,126  of the  shares outstanding  and entitled to vote on said  amendment voted for the amendment;


             and the holders  of 40,397 of such shares  voted against the amendment.



               Dated:    November 15, 1989



             Articles of Amendment - Page 4 of 3 Pages4

                                        OLD SPAGHETTI WAREHOUSE, INC.





                                        By: /s/ William B. Rea, Jr.
                                             William    B.   Rea,    Jr.,
             Secretary


















             Articles of Amendment - Page 5 of 3 Pages

             The State of Texas         |

                                        |

             County of Dallas           |


               BEFORE ME,  the undersigned,  a Notary Public  in and  for said  County  and State,  on  this  day personally  appeared

             WILLIAM B. REA, JR., who being first by me duly sworn, and, known to me to be the person and officer whose name is subscribed to the foregoing instrument, acknowledged to me that the same was the act of the said OLD SPAGHETTI WAREHOUSE, INC., a Texas corporation, and that he executed the same as the act of said corporation for the purposes and consideration therein expressed, and in the capacity therein stated.


               GIVEN UNDER  MY HAND AND SEAL OF OFFICE this  the 18th day of November, 1989.



             Articles of Amendment - Page 6 of 3 Pages6

                                              /s/ Julie A. Brachle

                                             Notary  Public  in  and  for
             the State of Texas


             My Commission Expires:                     Julie A. Brachle

               12-12-92                      Printed   Name   of   Notary
             Public















             Articles of Amendment - Page 7 of 3 Pages

                                ARTICLES OF AMENDMENT

                                        TO THE

                              ARTICLES OF INCORPORATION

                                          OF
                            OLD SPAGHETTI WAREHOUSE, INC.




               Pursuant to the  provisions of  Article 4.04 of the  Texas


             Business Corporation Act, the undersigned corporation adopts the  following Articles  of  Amendment  to its  Articles  of


             Incorporation.


                                      ARTICLE I



             Articles of Amendment - Page 1 of 2 Pages

               The name  of the corporation  is Old Spaghetti  Warehouse,


             Inc.


                                      ARTICLE 2



               The shareholders of  the corporation adopted the following amendment to the corporation's Amended and Restated Articles of Incorporation on  October 16, 1990 to change  the name of the corporation to "Spaghetti Warehouse, Inc."


               The  amendment  alters   or  changes  Article  I  of   the


             corporation's Amended and Restated Articles of Incorporation



             Articles of Amendment - Page 2 of 2 Pages2 and the full text of Article I as altered reads in its entirety as follows:


                                      ARTICLE I



                    The   name  of   the   corporation  is   Spaghetti
               Warehouse, Inc. (herein the "corporation").


                                      ARTICLE 3



               The number  of shares  of the  corporation outstanding  on

             September 11, 1990,  the record date for  such adoption, was

             3,175,536 shares of the  corporation's common stock; and the




             Articles of Amendment - Page 3 of 2 Pages
             number  of shares  entitled  to vote  thereon was  3,175,536 shares of the corporation's common stock.


                                      ARTICLE 4



               The number  of  outstanding  shares of  the  corporation's common stock that voted for the amendment was 2,726,883; and

             the number of shares of  the corporation's common stock that voted against the amendment was 8,809.


                                      ARTICLE 5






             Articles of Amendment - Page 4 of 2 Pages4

               Such amendment does not effect a change in the capital  of the corporation.


             Dated:  October 25, 1990



                                             OLD   SPAGHETTI   WAREHOUSE,
             INC.




                                             By: /s/ William B. Rea, Jr.

                                                  William  B.  Rea,  Jr.,
             Secretary







             Articles of Amendment - Page 5 of 2 Pages

                                ARTICLES OF AMENDMENT

                                        TO THE

                              ARTICLES OF INCORPORATION

                                          OF
                              SPAGHETTI WAREHOUSE, INC.




               Pursuant to the  provisions of  Article 4.04 of the  Texas

             Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation.


                                      ARTICLE I



               The name of the corporation is Spaghetti Warehouse, Inc.



             Articles of Amendment - Page 1 of 2 Pages

                                      ARTICLE 2



               The shareholders of the corporation  adopted the following amendment to the corporation's Amended and Restated Articles of Incorporation on October 15, 1991 to increase the corporation's authorized common stock, par value $0.01 per share, from 7,500,000 shares to 20,000,000 shares.


               The amendment alters  or changes only the first  paragraph of Article IV of the corporation's Amended and Restated Articles of Incorporation, and the full text of the first paragraph of Article IV as altered reads in its entirety as follows:


                                      ARTICLE IV






             Articles of Amendment - Page 2 of 2 Pages2

                    The  aggregate  number of  shares  of all  classes

               which the corporation shall have authority to issue is twenty million (20,000,000) shares of Common Stock with the par value of One Cent ($0.01) per share and one million (1,000,000) shares of Preferred Stock with the par value of One Dollar ($1.00) per share.



                                      ARTICLE 3


               The number  of shares  of the  corporation outstanding  on
             September 6, 1991,  the record  date for such  adoption, was

             6,206,893 shares of the corporation's common stock; and the number of shares entitled to vote thereon was 6,206,893 shares of the corporation's common stock.


                                      ARTICLE 4





             Articles of Amendment - Page 3 of 2 Pages

               The  number of  outstanding  shares  of the  corporation's common stock that voted for the amendment was 4,673,099 and the number of shares of the corporation's common stock that voted against the amendment was 487,042.


                                      ARTICLE 5



               Such amendment does not effect a change in the capital  of the corporation.


             Dated:  October 18, 1991



                                             SPAGHETTI WAREHOUSE, INC.







             Articles of Amendment - Page 4 of 2 Pages4

                                             By: /s/ William B. Rea, Jr.

                                                  William  B.  Rea,  Jr.,
             Secretary























             Articles of Amendment - Page 5 of 2 Pages

                               STATEMENT OF RESOLUTION

                        ESTABLISHING AND DESIGNATING SERIES A

                                  PREFERRED STOCK OF

                              SPAGHETTI WAREHOUSE, INC.




             To the Secretary of State
             of the State of Texas:



               Pursuant to  the provisions of Article  2.13 of the  Texas
             Business  Corporation   Act,  the   undersigned  corporation
             submits the following statement for the purpose of establishing and designating series of its preferred stock

             and  fixing   and  determining   the  relative   rights  and
             preferences thereof:




             Designation  -  Page 1 of 8 Pages

               1.   The name of the  corporation is Spaghetti  Warehouse,

             Inc.


               2.   The    following    resolution    establishing    and
             designating the Series A Preferred Stock and fixing and determining the relative rights and preferences thereof was duly adopted by the Board of Directors of the Corporation on February 2, 1995:


               RESOLVED, that  pursuant to  the authority  vested in  the
             Board of  Directors of this  Company in accordance  with the provisions of its Articles of Incorporation, a series of Preferred Stock of the Corporation be and it hereby is created, and that the designation and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such






             Designation  -  Page 2 of 8 Pages2
             series, and the  qualifications, limitations or restrictions thereof are as follows:


                    Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Preferred Stock," shall have $1.00 par value per share, and the number of shares constituting such series shall be 150,000.


                    Section 2.     Dividends and Distributions.


                    (A)  Subject to the prior and superior rights of  the

               holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, if any, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the

               Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last


             Designation  -  Page 3 of 8 Pages
               day of  March, June, September and  December in each  year

               (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value $.01 per share, of the Corporation (the "Common Stock") subject to the provision for adjustment hereinafter set forth, since the immediately preceding Quarterly Dividend

               Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock.




             Designation  -  Page 4 of 8 Pages4

               In  the event  the Corporation  shall  at any  time  after

               February 2, 1995 (the "Rights Declaration Date"), (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


                    (B)  The  Corporation  shall  declare a  dividend  or

               distribution on the Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).


             Designation  -  Page 5 of 8 Pages

                    (C)  Dividends  shall  begin to  accrue  (if  payable

               pursuant to paragraph (A) above) and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date.

               Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends




             Designation  -  Page 6 of 8 Pages6
               at the  time accrued and payable  on such shares shall  be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.


                    3.   Voting  Rights.    The  holders   of  shares  of
             Series A  Preferred Stock  shall have  the following  voting rights:


                    (A) Subject to the provisions for adjustment here-inafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to one vote on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any


             Designation  -  Page 7 of 8 Pages
               dividend  on Common  Stock  payable in  shares  of  Common

               Stock,  (ii) subdivide  the  outstanding Common  Stock  or
               (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


                    (B) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of Common Stock shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.




             Designation  -  Page 8 of 8 Pages8

                    (C)  (i)  If at  any time  dividends on  any Series A

               Preferred Stock shall be in arrears in an amount equal to four (4) quarterly dividends thereon (whether or not consecutive), the occurrence of such contingency shall mark the beginning of a period (herein called a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods on all shares of Series A Preferred Stock then outstanding shall have been declared and paid or set apart for payment. During each default period, all holders of Preferred Stock (including holders of the

               Series A Preferred Stock) with dividends in arrears in an amount equal to four (4) quarterly dividends thereon, voting as a class, irrespective of series, shall have the right to elect two (2) Directors.



                     (ii) During any default period, such voting right of the holders of Series A Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this Section 3(C)


             Designation  -  Page 9 of 8 Pages
                    or  at  any  annual   meeting  of  shareholders,  and

                    thereafter at annual meetings of shareholders provided that neither such voting right nor the right of the holders of any other series of Preferred Stock, if any, to increase, in certain cases, the authorized number of Directors shall be exercised unless the holders of ten percent (10%) in number of shares of Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Preferred

                    Stock of such voting right. At any meeting at which the holders of Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect Directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) Directors or, if such right is exercised at an annual meeting, to elect two (2) Directors.




             Designation  -  Page 10 of 8 Pages10

                    If the number which may be so elected at any  special

                    meeting does not amount to the required number, the holders of the Preferred Stock shall have the right to make such increase in the number of Directors as shall be necessary to permit the election by them of the required number. After the holders of the

                    Preferred Stock shall have exercised their right to elect Directors in any default period and during the continuance of such period, the number of Directors shall not be increased or decreased except by vote of the holders of Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Preferred Stock.


                    (iii)     Notwithstanding  anything to  the  contrary

                    contained in the Corporation's Articles of Incorpo-ration or Bylaws, unless the holders of Preferred Stock shall, during an existing default period, have previously exercised their right to elect Directors,


             Designation  -  Page 11 of 8 Pages
                    the Board of Directors may order, or any  shareholder

                    or shareholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding, irrespective of series, may request, the calling of a special meeting of the holders of Preferred Stock, which meeting shall thereupon be called by the President, a Vice-President or the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Preferred Stock are entitled to vote pursuant to this subparagraph

                    (C)(iii) shall be given to each holder of record of Preferred Stock by mailing a copy of such notice to him at his last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 10 days and not later than 60 days after such order or request or in default of the calling of such meeting within 60 days after such order or request, such meeting may




             Designation  -  Page 12 of 8 Pages12
                    be called  on similar  notice by  any shareholder  or

                    shareholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding. Notwithstanding the provisions of this subparagraph (C)(iii), no such special meeting shall be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the shareholders.


                     (iv) In any default period, the holders of Common Stock, and other classes of stock of the

                    Corporation, if applicable, shall continue to be entitled to elect the whole number of Directors until the holders of Preferred Stock shall have exercised their right to elect two (2) Directors voting as a class, after the exercise of which right

                    (x) the Directors so elected by the holders of Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and


             Designation  -  Page 13 of 8 Pages

                    (y)  the Common  Stock  and  Preferred Stock,  voting

                    together as a class, shall be entitled to elect the remaining directors.


                      (v)     Immediately  upon   the  expiration  of   a
                    default  period, (x)  the  right of  the  holders  of

                    Preferred Stock as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Preferred Stock as a class shall terminate, and (z) the number of Directors shall be such number as may be provided for in the Articles of Incorporation or Bylaws irrespective of any increase made pursuant to the provisions of subparagraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the Articles of

                    Incorporation or  Bylaws).    Any  vacancies  in  the
                    Board  of Directors  effected  by the  provisions  of




             Designation  -  Page 14 of 8 Pages14
                    clauses (y) and (z) in the preceding sentence may  be

                    filled by a majority of the remaining Directors.


                    (D) Except as set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.


                    Section 4.     Certain Restrictions.



                    (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock, as provided in Section 2 hereof, are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of

               Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:


             Designation  -  Page 15 of 8 Pages

                      (i)     declare  or  pay  dividends  on,  make  any

                    other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;



                     (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the

                    Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable, or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;







             Designation  -  Page 16 of 8 Pages16

                    (iii)     redeem  or purchase  or  otherwise  acquire

                    for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A
                    Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or



                     (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration


             Designation  -  Page 17 of 8 Pages
                    of the  respective annual  dividend  rates and  other

                    relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.



                    (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under subsection (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.


                    Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired

             and canceled  promptly after  the acquisition thereof.   All




             Designation  -  Page 18 of 8 Pages18
             such  shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors subject to the conditions and restrictions on issuance set forth herein.



                    Section 6.     Liquidation,      Dissolution       or
             Winding-Up.


                    (A)  Upon any  liquidation (voluntary or  otherwise),

               dissolution or winding-up of the Corporation, no distri-bution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding-up) to the Series A Preferred Stock unless prior thereto, the holders of shares of Series A Preferred Stock shall have received $10 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not


             Designation  -  Page 19 of 8 Pages
               declared,  to the  date of  such  payment (the  "Series  A

               Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the absolute value of the Series A Liquidation Preference by (ii) 1,000 (as appropriately adjusted as set forth in subsection C below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Preferred

               Stock and Common Stock, respectively, holders of Series A Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of




             Designation  -  Page 20 of 8 Pages20
               the remaining  assets to  be distributed in  the ratio  of the Adjustment Number to l  with respect to such Preferred
               Stock   and  Common   Stock   on  a   per   share   basis,
               respectively.


                    (B)  In  the  event,  however,  that  there  are  not

               sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.





             Designation  -  Page 21 of 8 Pages

                    (C)  In the event  the Corporation shall at any  time

               after  the  Rights   Declaration  Date  (i)  declare   any
               dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or
               (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment

               Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of

               Common Stock that were outstanding immediately prior to such event.


                    Section 7. Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger,

             combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock




             Designation  -  Page 22 of 8 Pages22
             or securities, cash  and/or any other property,  then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property

             (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.



             Designation  -  Page 23 of 8 Pages

                    Section 8.     No    Redemption.  The    shares    of

             Series A Preferred Stock shall not be redeemable.


                    Section 9.     Ranking.  The    Series A    Preferred
             Stock shall rank junior to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.


                    Section 10.    Amendment.  The  Articles  of   Incor-
             poration of the Corporation shall  not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding shares of Series A Preferred Stock, voting separately as a class.




             Designation  -  Page 24 of 8 Pages24

                    Section 11.    Fractional           Shares.  Series A

             Preferred Stock may be issued in fractions of a share which shall entitle the holder thereof, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all of the rights of holders of shares of

             Series A Preferred Stock.




             Dated:  February 9, 1995        SPAGHETTI WAREHOUSE, INC.






                                        By:   /s/ Phillip Ratner
                                             Phillip Ratner, President





             Designation  -  Page 25 of 8 Pages

                                        By:   /s/ H. G. Carrington, Jr.

                                             H.   G.   Carrington,   Jr.,
                                             Secretary























             Designation  -  Page 26 of 8 Pages26