Form 10-K
period 1995-07-02
SPAGHETTI WAREHOUSE INC
filed 1995-09-26
CIK 775298

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----
              EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JULY 2, 1995
                                      OR

 _____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to

Commission File Number 1-10291

                           SPAGHETTI WAREHOUSE, INC.
            (Exact name of registrant as specified in its charter)


                   TEXAS                                       75-1393176
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)

                402 WEST I-30
                GARLAND, TEXAS                                    75043
       (Address of principal executive                         (Zip Code)
                   offices)

      Registrant's telephone number, including area code:  (214) 226-6000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:

 COMMON STOCK, $.01 PAR VALUE               NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of Class)
                        ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days .  Yes  X   No _____
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the New York Stock Exchange, Inc. on September 15, 1995 was $24,493,644. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of September 15, 1995, 5,597,209 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held October 31, 1995, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

================================================================================

                                    PART I

ITEM 1.             BUSINESS.

GENERAL DEVELOPMENT AND SCOPE OF BUSINESS

     Spaghetti Warehouse, Inc. (the "Company") was incorporated in Texas in June 1972 and operates as a holding company and conducts substantially all of its operations through its subsidiaries. Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries. The Company's principal executive offices are located at 402 West I-30, Garland, Texas 75043. See Item 2.

     The Company operates a chain of full-service, family restaurants serving high quality, value-priced, classic Italian food in a casual atmosphere. The Company currently operates 37 company-owned and two franchised restaurants under the name "The Spaghetti Warehouse" in 17 states. The Company also franchises six restaurants in Canada that operate under the name "The Old Spaghetti Factory." Each of the Company's restaurants offers a memorable dining experience amid a decor of authentic, unusual and eclectic artifacts and memorabilia. The Company's first restaurant was opened in Dallas, Texas in 1972.

     The Company owns Old Spaghetti Factory Canada Ltd., the franchisor of Old Spaghetti Factory restaurants in Canada, and the trademark rights to the Old Spaghetti Factory concept in Canada. These Canadian restaurants have a similar restaurant concept and menu to the Company's restaurant concept and menu in the United States. The Company intends to expand the Old Spaghetti Factory restaurants within Canada by means of Company or joint-venture owned, and franchised Old Spaghetti Factory restaurants. Old Spaghetti Factory Canada Ltd. is not related to OSF International, which operates restaurants under the name "The Old Spaghetti Factory" in the United States, Japan and Germany.

     The following table sets forth, for the periods indicated, selected restaurant information.


                                                                       YEAR ENDED
                                              -----------------------------------------------------------
                                                 JUNE 29,     JULY 4,    JULY 4,     JULY 3,     JULY 2,
                                                   1991        1992*      1993        1994        1995
                                              ------------  ---------  ----------  ----------  ----------

                                                  (SALES AND CUSTOMER COUNT DATA SHOWN IN THOUSANDS)

     Sales per restaurant open for full year:
        Average..............................       $2,593     $2,700     $2,460      $2,246     $2,109
        High.................................       $4,531     $4,459     $4,301      $4,300     $4,494
        Low..................................       $1,861     $1,689     $1,493      $1,234     $1,048

     Check average per customer, including
     alcoholic beverages (all stores):
        Lunch................................       $ 5.81     $ 6.08     $ 6.18      $ 6.19     $ 6.40
        Dinner...............................       $ 8.19     $ 8.43     $ 8.45      $ 8.41     $ 8.32

     Total customer count....................        5,537      6,964      8,297       9,835      9,920

     Average customer count per restaurant
     open for full year.....................           341        346        307         287        269
     Percentage change from prior year.......          1.9%       1.3%     (11.1%)      (6.5%)     (6.3%)

     Restaurants open for full year..........           15         18         24          31         36
     Restaurants open at year end............           18         25         31          36         37

     *  The fiscal year ended July 4, 1992 was comprised of 53 weeks.

CONCEPT AND MENU

     The Company's restaurants are family-oriented, full-service restaurants, featuring classic Italian food and offering full alcoholic beverage service. The Company strives to offer a memorable dining experience in a nostalgic and casual atmosphere with friendly service at an excellent value. As an enhancement to customer satisfaction, the Company maintains a satisfaction guarantee which provides a customer with a "no questions asked" refund in the event of the customer's dissatisfaction with any item. Restaurants are open for lunch and dinner seven days a week. Take-out service is also available.

     The Spaghetti Warehouse menu includes spaghetti entrees with a choice of 10 sauces and five pastas, meat and vegetable lasagna, ravioli, cannelloni, manicotti, baked ziti, hand rolled meatballs, Italian sausage, veal, chicken and eggplant parmigiana and combination platters called "feasts." The menu also includes soups, sandwiches, appetizers, house and Caesar salads, desserts, soft drinks, alcoholic beverages, including many locally available imported beers, and genuine San Francisco sourdough bread shipped from California. The Company endeavors to serve a uniformly high quality product by preparing many menu items fresh daily. In order to provide maximum customer value perception, emphasis is placed on serving substantial portions of quality food at modest prices. Entree selections, which include soup or salad and San Francisco sourdough bread, currently range in price from $3.69 to $7.99 during lunch and $4.19 to $8.99 during dinner.

     Full alcoholic beverage service is available at the Company's restaurants. Because of the family atmosphere of Spaghetti Warehouse restaurants, alcoholic beverages are served primarily at the dining table with meal service. A bar area is located adjacent to the dining area, primarily to accommodate customers waiting for dining tables. The Company adheres to a strict program requiring moderation in the service and consumption of alcoholic beverages. During the fiscal years ended July 2, 1995, July 3, 1994, and July 4, 1993, sales of alcoholic beverages accounted for approximately 10%, 11% and 12% of the Company's revenues, respectively, which, in each case, is less than the industry average for full-service restaurants. Management attributes the decline in sales of alcoholic beverages to consumer trends of reduced alcohol consumption.

     Many of the Company's restaurants are located in distinctive, older, restored buildings in urban locations. Dining room seating capacity in the traditional downtown Spaghetti Warehouse restaurants ranges from approxi mately 300 to 600 persons, with an average dining room seating capacity of approximately 450. The typical traditional downtown Company restaurant has approximately 15,200 square feet devoted to restaurant use, including kitchen and storage.

     The Company opened its first suburban restaurant in Marietta, Georgia in August 1987. In January 1993, the Company opened its second suburban restaurant in Addison (Dallas), Texas. The Addison restaurant is smaller and was less costly to construct than the Marietta restaurant. Additional suburban restaurants similar to Addison have been opened in Elk Grove Village (Chicago), Illinois in May 1993, Aurora (Chicago), Illinois in August 1993, Plano (Dallas), Texas in September 1993, Arlington (Fort Worth) and Stafford (Houston), Texas in December 1993 and Willowbrook (Houston), Texas in May 1994. Based on performance of the newer suburban restaurants through early 1994, the Company concluded that it was necessary to redesign its suburban prototype with the goal of substantially reducing the total investment per new restaurant. The Company's latest suburban restaurant in Bedford (Fort Worth), Texas incorporates the new design and saved more than $500,000 in construction costs compared to the old design. The Bedford restaurant contains approximately 7,600 square feet and 280 seats compared to the previous prototype design of 9,600 square feet and generally more than 300 seats.

     The decor of a typical Spaghetti Warehouse restaurant features authentic, unusual and eclectic artifacts and memorabilia, including stained glass windows, advertising signs, taxidermy, chandeliers, antique furniture and a dine-on trolley car. The Company's restaurants feature quick, efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover, while at the same time making the customer feel at ease in a relaxed atmosphere.

FUTURE EXPANSION

     The Company has no current plans to open or begin construction on any new Spaghetti Warehouse restaurants during fiscal 1996; however, seating capacity will be increased in selected existing high-volume restaurants. The Company's long-term objective nevertheless is to continue expansion by opening additional Company-operated restaurants subsequent to fiscal 1996. The Company anticipates expanding Spaghetti Warehouse restaurants subsequent to fiscal 1996 predominantly in the midwest, southwest and the central United States and Old Spaghetti Factory restaurants in Canada. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Sites for the Company's prototype restaurants are generally sought in metropolitan areas with populations in excess of 250,000 within a five-to seven-mile radius from the site. The suburban restaurants are free-standing, newly constructed buildings, with the appearance of a renovated warehouse. A variety of factors are considered in the site selection process, including local demographics, aesthetics, area restaurant competition and site characteristics such as visibility, accessibility, traffic volume and parking availability. The Company's ability to open new restaurants is contingent upon locating satisfactory sites, purchasing land or buildings on acceptable terms or negotiating favorable leases, securing appropriate government permits and approvals, obtaining liquor licenses, as well as recruiting and training additional qualified management personnel.

     The Company has developed a franchise program under which it has attracted three franchisees. Under the three franchise agreements, two restaurants have opened to date and it is anticipated that one additional franchised restaurant will be opened in the second quarter of fiscal 1996. These franchisees paid an initial franchise fee of $35,000 per unit, and in addition, pay ongoing royalty fees of 3.5% and advertising and sales promotion fees of 0.5%, respectively, of restaurant sales. The Company's current franchise document requires an initial franchise fee of $50,000 per unit. If the franchise program is successful, the Company may gradually increase the number of franchises granted. The Company does not plan to grant franchises in markets containing Company-operated restaurants or in markets that it has reserved for future Company-operated restaurants. This strategy is designed to enable the Company to expand the number of Spaghetti Warehouse restaurants without significant capital outlays and to expand into new markets that the Company does not intend to develop with Company-operated restaurants in the near future. The Company has limited experience in franchising, and there is no assurance that any additional franchise agreements will be consummated.

     The Company intends to expand the Canadian Old Spaghetti Factory restaurants by means of additional Company-owned, joint-venture and franchised Old Spaghetti Factory restaurants within Canada. A new franchised Old Spaghetti Factory restaurant opened in Whistler, British Columbia in December 1994. Several additional locations in Canada for Old Spaghetti Factory restaurants are under consideration at this time.

     In September 1993, the Company entered into a joint-venture agreement in Australia with Competitive Foods PTY, Ltd. and Tarlina PTY, Ltd. The joint-venture ("JV") acquired the world-wide rights, outside the state of South Australia, Australia, to operate and franchise Fasta Pasta restaurants. These limited full-service restaurants feature a variety of moderately priced Italian foods. The JV operates three restaurants and franchises three restaurants in Melbourne, Australia. As a result of an alleged misappropriation of Fasta Pasta assets by the JV's former managing director, the Company wrote-down its investment in the JV by $600,000 in the fourth quarter of fiscal 1995. The Company's total investment in the JV to date is approximately $715,000.

     The Company is developing a revitalized version of its existing concept that will incorporate an expanded menu including grilled entrees, sauteed pastas, pizzas and sandwiches. This updated concept will also increase the overall value offered to the customer by increasing portion sizes and improving various items. Finally, the ambiance of the restaurant will be enhanced through building improvements and the updating of its decor. The Company expects to complete the conversion of an existing unit into the updated concept during the second quarter of fiscal 1996.

     The Company is also developing an Italian "family style" restaurant concept. This new concept will feature freshly prepared, made from scratch, Italian recipes, served family style on large platters and in bowls. Portions for all menu items will be large enough so that they can be shared by two or more guests. Menu item price points and average guest checks are expected to be significantly higher than are existent in the Company's

Spaghetti Warehouse concept. The Company expects to open its first test unit for the new concept during fiscal 1996.

     The Company has investigated, and shall continue to investigate, the acquisition of new restaurant concepts. Any such acquisition would likely include the purchase of one or more existing restaurants. No agreements or letters of intent have been entered into by the Company with respect to any potential acquisition, and there can be no assurance that any further acquisitions will be consummated.

RESTAURANT OPERATIONS

     All Spaghetti Warehouse restaurants are operated under uniform standards and specifications set forth in the Company's operating manual and internal procedures memoranda. The standards govern the restaurants' operation of the kitchen, dining room and bar area; repair and maintenance of premises and equipment; and the administration, training and conduct of restaurant personnel. The Company also emphasizes uniform standards for product quality, facility maintenance, portion control, sanitation and customer service. The Company requires franchisees to maintain these same uniform standards. The Company maintains financial, accounting and management controls for its restaurants through the use of centralized accounting and information systems.

RESTAURANT MANAGEMENT

     The Company emphasizes both quality and efficiency in its operations. Operational standards are set through the development of annual business plans and are maintained by restaurant management personnel and regional directors. Each regional director is generally responsible for six Spaghetti Warehouse restaurants. Each restaurant's staff consists of a general manager, a senior kitchen manager, three to five assistant managers and 65 to 150 hourly employees. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and quality, cost control, restaurant maintenance and personnel relations. In order to control labor costs, the managers use customer count forecasts and employee work-schedule systems designed to match employee work hours to anticipated customer traffic. Each Spaghetti Warehouse restaurant also has an inventory control system designed to aid the manager in food cost and waste control, as well as in the evaluation of purchasing needs. A restaurant manager receives a fixed salary plus a bonus generally based upon sales, profits and sales increases over the prior year for the restaurant under his or her supervision. Regional directors and general managers who exhibit superior performance are also eligible for stock options.

PURCHASING

     The Company uses its own standardized recipes for menu items in all of its restaurants to ensure uniform quality and freshness. The Company's ability to maintain consistent product quality throughout its chain of restaurants depends upon acquiring specified food products and related items from reliable sources, and involves negotiating purchases directly from manufacturers to obtain reduced prices. The Company has a contract with a national wholesale distributor to deliver the majority of the non-perishable and frozen food products used in its restaurants. The use of a national distributor has helped to reduce average restaurant inventory levels. Food products and related restaurant supplies not purchased through the national wholesale distributor are purchased from independent wholesale food distributors and manufacturers, while other items, including fresh produce, dairy and some meat products, are purchased locally for each restaurant. The Company does not maintain a central product warehouse or commissary. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which the Company's Spaghetti Warehouse restaurants are located.

ADVERTISING AND MARKETING

     The Company's primary markets are the business trade for lunch and the family trade for dinner. In addition to word-of-mouth advertising, the Company relies primarily on radio, print, and billboard advertising and special promotions to increase customer traffic and sales. The Company's marketing department develops and implements Company-wide and local promotions emphasizing value, menu variety, food quality and fun. Emphasis is also placed on local community involvement. During the fiscal year ended July 2, 1995, the Company's expenditures for advertising (including local promotions) were approximately 3.3% of revenues.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws affecting its business. The Company's restaurants are subject to health, sanitation and safety standards and state and local licensing and regulation with respect to the sale and service of alcoholic beverages. The sale and service of alcoholic beverages is material to the business of the Company, and as such, the failure or delay in receiving or retaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not encountered any material problems relating to alcoholic beverage licenses and permits to date. In certain states, the Company is subject to "dram-shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability insurance coverage as part of its existing comprehensive general liability insurance.

     Management is not aware of any federal or state environmental regulations that have had a material effect on the Company's operations to date. However, more stringent and varied requirements of local governmental bodies with respect to waste disposal, zoning, construction and land use have increased both the cost of and the time required for construction of new restaurants and the cost of operating Company restaurants.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage, and, accordingly, an increase in the minimum wage would result in a corresponding increase in the Company's labor costs. The Company has also expanded into states with minimum wage rates in excess of the federal minimum requirement, which has caused the Company to incur higher labor costs in those markets.

     The Company's franchising program is subject to a substantial number of laws, rules and regulations governing the sale and operation of franchises. In recent years, many states have enacted laws that require detailed disclosure in the offer and sale of franchises and the registration of the franchisor with state administrative agencies. The Company is also subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Certain states have enacted, and others may enact, legislation governing the termination or nonrenewal of a franchise and other aspects of the franchise relationship that are intended to protect franchisees. The laws applicable to franchise operations and relationships is rapidly developing and the Company is unable to predict the effect on its franchising program of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors.

SERVICE MARKS AND PATENTS

     The Company has registered "SPAGHETTI WAREHOUSE & Design," "THE SPAGHETTI WAREHOUSE & Design," "PASTA POWER & Design," "THE SPAGHETTI WAREHOUSE," "OCTOBERFEAST" and "THE SPAGHETTI WAREHOUSE GREAT ITALIAN FOOD. ALL-AMERICAN FUN. & Design" service marks with the U.S. Patent and Trademark office. The Company has applied for registration of "THE SPAGHETTI WAREHOUSE RESTAURANT & Design" service mark with the U.S. Patent and Trademark office. The Company also has 10 registered state service marks. The range of expiration dates of the initial terms of the Company's federally registered service marks is from 2000 to 2010. The Company intends to renew these service mark registrations.

     The range of initial and renewal terms of the Company's Canadian service mark registrations in connection with the Old Spaghetti Factory restaurant concept in Canada is from 2003 to 2006. The Company intends to renew these service mark registrations.

     The Company currently has 31 registered service marks and 19 applications pending for service marks in 20 foreign countries. The Company does not currently anticipate that it will be using its service marks in foreign countries other than Canada during the next 12 months. The Company generally intends to renew the terms of those registered service marks that it deems of value at the time of renewal.

     The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of it restaurants. The Company's policy is to pursue registrations of its service marks wherever practicable and to oppose vigorously any infringement of its marks. The laws of some foreign countries, however, do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

EMPLOYEES

     The Company presently employs approximately 1,200 persons on a full-time basis, 50 of whom are corporate management and staff personnel and 1,150 of whom are restaurant personnel. The Company also employs approximately 1,700 part-time restaurant employees. Except for corporate and restaurant management personnel, employees are generally paid on an hourly basis. Company restaurants employ an average of 30 full-time and 50 part-time hourly employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike or labor dispute. The Company believes that its working conditions and compensation arrangements compare favorably with its competition and considers relations with its employees to be satisfactory. Restaurant managers are paid a base salary, plus incentive compensation, which is contingent upon achieving certain objectives. The Company believes that managers who produce superior economic results and deliver quality customer experiences earn more at the Company than the average compensation in the industry for similar positions and experience levels.

COMPETITION

     The restaurant business is highly competitive and competition in the Italian restaurant segment is increasing. The Company believes that the primary competitive concerns in its business are the variety, quality and price of the food offered, the quality of the service provided by the restaurant's employees, and the location and atmosphere of the restaurant. The business of the Company is also affected by general economic conditions, changes in consumer tastes, population, traffic patterns and spending habits of consumers. The Company competes with various food service operations in each of its markets, including locally owned restaurants, as well as national and regional chains of restaurants, some of which operate more restaurants and have greater financial resources than the Company. The Company believes that its competitive position depends upon its ability to offer and maintain its quality food, unusual decor, moderately priced menu and a comfortable full-service, family-oriented dining atmosphere. There is also active competition for quality management personnel and desirable commercial real estate sites suitable for restaurants. Management believes that financial resources and size are important factors in obtaining suitable sites, and that such factors, as well as compensation, are important in attracting quality management personnel.

ITEM 2.        PROPERTIES.

     The Company owns 27 and leases space for 10 of its presently operating Spaghetti Warehouse restaurants. One of the Company's owned restaurants is subject to a ground lease. When possible, the Company prefers to own rather than lease properties for its restaurants. The Company also owns its corporate office headquarters/warehouse facilities, comprised of two buildings containing a combined total of approximately 30,000 square feet of space, which are situated on approximately 2.5 acres of land in Garland, Texas, a suburb of Dallas. None of the Company's properties are encumbered by mortgage indebtedness, except for a parking lot adjacent to the San Antonio restaurant. The Company believes that its corporate office/warehouse facilities are adequate to meet its requirements through at least fiscal 1996 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

     The Company's restaurant leases, including renewal options, expire at various times from 2007 to 2027, and generally provide for minimum annual rentals and, in five cases, for payment of additional rent based on a percentage of restaurant sales. Five of the Company's leases provide for a preferential right of first refusal upon sale of the property. The Company is required to pay real estate taxes, insurance, maintenance expenses and utilities under substantially all of its leases. The Company depends on short-term leases for parking at nine of its 37 restaurants. There can be no assurance that adequate parking will continue to be available, or that the lack of such parking will not have an adverse impact on the operations of the respective restaurants.

ITEM 3.        LEGAL PROCEEDINGS.

     On August 11, 1995, Elizabeth Bright and Thomas C. Bright III, the principal shareholders in Bright-Kaplan International Corporation ("BK"), filed a lawsuit against the Company in the Circuit Court of Hamilton County, Tennessee. BK is the owner of a Spaghetti Warehouse Franchise Restaurant located in Knoxville, Tennessee. Mr. & Mrs. Bright are claiming that the Company misrepresented and concealed numerous material facts in order to induce them to enter into a franchise agreement and that the Company engaged in deceptive trade practices. Mr. & Mrs. Bright are seeking damages in excess of $2.5 million and are seeking trebling of such damages under the Texas Deceptive Trade Practices Act. The Company intends to vigorously defend this lawsuit. In addition to this lawsuit, BK has submitted a claim against the Company to the American Arbitration Association based substantially on the same allegations contained in the lawsuit mentioned above. BK is seeking damages in excess of $6.6 million from this arbitration claim.

     The Company is also involved in other routine litigation from time to time. Such other litigation in which the Company is currently involved is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended July 2, 1995.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SWH." Quotations of the Company's Common Stock began on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") National Market System on November 5, 1985. From August 15, 1989, to June 26, 1991, the Common Stock traded on the American Stock Exchange. On June 27, 1991, the Common Stock began trading on the New York Stock Exchange.

     The following table sets forth the range of quarterly high and low closing sale prices on the New York Stock Exchange since July 5, 1993.


                                             HIGH      LOW
                                          ---------  -------

Fiscal year ending July 3, 1994:
     First Quarter                        13 /1//2   8 /3//4
     Second Quarter                       10 /1//8   8 /1//4
     Third Quarter                         9 /1//4   7
     Fourth Quarter                        8 /3//8   7 /1//8

Fiscal year ending July 2, 1995:
     First Quarter                         7 /1//4   5 /5//8
     Second Quarter                        6 /3//8   4 /3//4
     Third Quarter                         6 /3//8   4 /3//4
     Fourth Quarter                        6 /1//8   5 /1//4

Fiscal year ending July 1, 1996
     First Quarter                         5 /3//4   5
     (through September 15)

     As of September 15, 1995, the Company estimates that there were approximately 3,900 beneficial owners of the Company's Common Stock, represented by approximately 658 holders of record.

     The Company has never paid cash dividends. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may consider.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended July 2, 1995. The selected financial data under the captions "Income Statement Data" and "Balance Sheet Data" for periods prior to and including July 3, 1994, are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and for periods subsequent to July 3, 1994, are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial Statements as of July 4, 1993, July 3, 1994, and July 2, 1995, and for each of the years in the three-year period ended July 2, 1995, and the independent auditors' reports thereon, are included elsewhere in this Report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


                                                                    YEAR ENDED
                                          ------------------------------------------------------------

                                            JUNE 29,     JULY 4,     JULY 4,      JULY 3,      JULY 2,
                                              1991        1992        1993         1994         1995
                                          ------------------------------------------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

INCOME STATEMENT DATA:

Revenues (1)............................   $  42,579    $  55,377   $  66,443    $  78,384    $  78,956
                                           ---------    ---------   ---------    ---------    ---------

Costs and expenses:
  Cost of sales.........................      10,575       13,508      16,517       19,749       20,036
  Operating expenses (1)................      21,892       28,843      35,453       44,221       44,768
  General and administrative
   expenses (1).........................       2,736        3,418       3,677        5,447        5,619
  Depreciation and amortization.........       2,156        3,264       4,815        5,843        5,251
  Loss on assets scheduled for
  divestiture...........................          --           --         143           50           --
  Loss on closed restaurant.............          --           --         359           --           --
  Unusual charge........................          --           --          --           --          600
                                           ---------    ---------   ---------    ---------    ---------

     Total costs and expenses...........      37,359       49,033      60,964       75,310       76,274
                                           ---------    ---------   ---------    ---------    ---------

Income from operations..................       5,220        6,344       5,479        3,074        2,682

Net interest income (expense) (1).......          26          680          20         (904)      (1,198)
                                           ---------    ---------   ---------    ---------    ---------

Income before income taxes,
 extraordinary item and
   cumulative effect of change in
    accounting principle................       5,246        7,024       5,499        2,170        1,484
Income tax expense......................       1,328        1,596       1,493          461          234
                                           ---------    ---------   ---------    ---------    ---------
Income before extraordinary item and
 cumulative effect
  of change in accounting principle.....       3,918        5,428       4,006        1,709        1,250
Extraordinary item-loss on early
 extinguishment of debt,
  net of income tax benefit.............        (187)          --          --           --           --
Cumulative effect of change in
 accounting principle (2)...............         192           --          --           --           --
                                           ---------    ---------   ---------    ---------    ---------
Net income..............................   $   3,923    $   5,428   $   4,006    $   1,709    $   1,250
                                           =========    =========   =========    =========    =========

Net income per common share (3):
 Primary net income per common share:
   Income before extraordinary item and
    cumulative
     effect of change in accounting
      principle.........................   $    0.76    $    0.84   $    0.62    $    0.28    $    0.22
   Extraordinary item...................       (0.03)          --          --           --           --
   Cumulative effect of change in
    accounting principle................        0.03           --          --           --           --
                                           ---------    ---------   ---------    ---------    ---------
   Net income...........................   $    0.76    $    0.84   $    0.62    $    0.28    $    0.22
                                           =========    =========   =========    =========    =========
 Fully diluted net income per
  common share (4):
   Income before extraordinary item and
    cumulative
     effect of change in accounting
      principle.........................   $    0.75    $    0.84   $    0.62    $    0.28    $    0.22
   Extraordinary item...................       (0.03)          --          --           --           --
   Cumulative effect of change in
    accounting principle................        0.03           --          --           --           --
                                           ---------    ---------   ---------    ---------    ---------
     Net income.........................   $    0.75    $    0.84   $    0.62    $    0.28    $    0.22
                                           =========    =========   =========    =========    =========
  Weighted average number of shares
   outstanding (3):
   Primary..............................       5,165        6,495       6,445        6,069        5,697
   Fully diluted (4)....................       5,232        6,495       6,445        6,069        5,697
  BALANCE SHEET DATA:
    Working capital (deficit) (1)(2)(5).      11,383        8,499         (95)      (3,154)      (2,602)
    Total assets........................      51,182       57,913      70,693       78,648       75,511
    Long-term debt, less current
     portion............................          --          120       9,584       18,548       15,512
    Stockholders' equity................      46,431       52,154      55,979       52,482       53,436
  RESTAURANT DATA:
    Number of restaurants open for full
     year...............................          15           18          24           31           36
    Number of restaurants open at end
     of year............................          18           25          31           36           37

____________________________________
Footnotes on following page.

(1) Certain reclassifications have been made to various prior year balances in order to conform with current presentation. Specifically, net interest income (expense) have been reclassified below income from operations. In addition, all restaurant level overhead and marketing expenses previously classified as general and administrative expenses have been reclassified as operating expenses. Finally, all pre-opening costs, net of amounts amortized, and computer equipment inventory have been classified as non-current assets for financial statement purposes.
(2) Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, was adopted in fiscal 1993 and its provisions were applied retroactively to July 1, 1990. The results of operations for fiscal 1991 have been restated to retroactively record the cumulative effect of this change in accounting principle. See Note 1 of Notes to Consolidated Financial Statements.
(3) See Note 1 (m) of Notes to Consolidated Financial Statements. (4) Dilution results from outstanding stock options granted to employees and directors, which totaled 542,324 in fiscal 1991; 560,265 in fiscal 1992; 601,706 in fiscal 1993; 728,896 in fiscal 1994; and 308,072 in 1995.
(5) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DIFFERENCE IN LENGTH OF FISCAL YEAR

     The Company has historically reported on a fiscal year ending on the Saturday nearest July 1. Due to operational considerations, management adopted a Sunday period ending nearest July 1, commencing with the first month of fiscal 1993. Accordingly, the twelve-month period ending July 4, 1993 is comprised of 52 weeks and one day compared to fiscal 1994 and fiscal 1995 which are comprised of 52 weeks.

RESULTS OF OPERATIONS

     The following table presents, for the fiscal periods indicated, certain selected financial data as a percentage of total revenues.

                                                    PERCENT AGE OF TOTAL REVENUES
                                                          FISCAL YEAR ENDED
                                                -------------------------------------

                                                    JULY 4,     JULY 3,     JULY 2,
                                                     1993        1994        1995
                                                    -------     -------     -------

Revenues................................             100.0%      100.0%      100.0%
                                                    -------     -------     -------

Costs and expenses:
   Cost of sales........................              24.9        25.2        25.4
   Operating expenses...................              53.4        56.4        56.7
   General and administrative expenses..               5.5         6.9         7.1
   Depreciation and amortization........               7.2         7.5         6.6
   Loss on assets scheduled for
    divestiture.........................               0.2         0.1          --
   Loss on closed restaurant............               0.5          --          --
   Unusual charge.......................                --          --         0.8
                                                   -------     -------     -------

      Total costs and expenses..........              91.7        96.1        96.6
                                                   -------     -------     -------

Income from operations..................               8.3         3.9         3.4

Net interest income (expense)...........                --        (1.1)       (1.5)

Income before income taxes..............               8.3         2.8         1.9
Income tax expense......................               2.3         0.6         0.3
                                                   -------     -------     -------

Net income..............................               6.0%        2.2%        1.6%
                                                   =======     =======     =======

1995 COMPARED TO 1994

   REVENUES

     Fiscal 1995 revenues increased $0.6 million, or 0.7%, over fiscal 1994 due to $4.2 million of incremental sales from the six restaurants opened after July 4, 1993. This increase was offset by a $3.6 million (5.2%) decline in sales of stores open for the full year in both fiscal 1994 and 1995 ("same-stores"). Average restaurant sales volumes for stores open as of the beginning of each fiscal year declined 6.1%, from $2.25 million in fiscal 1994 to $2.11 million in fiscal 1995.

     The decline in same-store sales was the result of a 5.9% decrease in customer counts offset by a 0.7% increase in check averages. Same-store customer count comparisons were negatively affected by the rapid growth of competitors in the casual dining and Italian restaurant segments and to the normal decline in customer traffic for stores in their second and third years of operation. The increase in check averages was primarily the result of an expanded menu offering new appetizers, Caesar salads, pasta selections, and five new entrees. Some slight menu price adjustments made throughout the year also contributed modestly to the increase in check averages.

   COSTS AND EXPENSES

     Cost of Sales

     Cost of sales as a percentage of total revenues increased slightly from 25.2% in fiscal 1994 to 25.4% in fiscal 1995. This 0.2% increase was the result of menu price reductions made in the fourth quarter of fiscal 1994 which continued throughout the first half of fiscal 1995. Additionally, temporary increases in various raw material costs including lettuce, pasta and tomato products also contributed to the increase in cost of sales in fiscal 1995. As the result of improved inventory controls and an increase in check averages during the second half of fiscal 1995, management anticipates that cost of sales as a percentage of total revenues will remain relatively flat in fiscal 1996.

     Operating Expenses

     Operating expenses as a percentage of total revenues increased 0.3%, from 56.4% in fiscal 1994 to 56.7% in fiscal 1995. This increase is primarily attributable to increased store management costs resulting from a new salary structure that was implemented in the fourth quarter of fiscal 1994 to enable the Company to be more competitive in attracting high-quality management personnel and to reduce management turnover. In addition to this increase in management costs, server labor, utility costs and property taxes were all higher in fiscal 1995. These increases were largely offset by reductions in cashier labor, group medical costs and workman's compensation insurance resulting from the implementation of various cost reduction initiatives in fiscal 1995.

     The fixed nature of certain costs, relative to the decline in average restaurant sales volumes, also contributed to the increase in fiscal 1995 operating expenses as a percentage of total revenues. Operating expenses as a percentage of total revenues are not expected to return to levels achieved prior to fiscal 1994 until customer counts and same-store sales volumes show considerable improvement over current levels.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues increased from 6.9% in fiscal 1994 to 7.1% in fiscal 1995. This 0.2% increase was primarily the result of increased corporate labor costs. The increase in labor costs is attributable to positions in place in fiscal 1995 that were not in place for all of fiscal 1994, including President and Chief Executive Officer, Vice President of Operations, Vice President of Product Development and Purchasing, Health Benefits Coordinator, one additional Regional Director, and two additional information systems employees. These salary increases were largely offset by the reduction of 12 corporate level positions in the first quarter of fiscal 1995; however, the Company did not receive the full cost benefit of these reductions in fiscal 1995 due to severance packages paid to these former employees.

     In addition to the increase in corporate labor costs, computer maintenance, management relocation costs and property taxes were all higher in fiscal 1995. These increases were offset by reductions in management training expenses, recruitment expenses, donations and a loss on the write-off of certain previously incurred costs in searching for new locations no longer under consideration for Company-owned restaurant expansion.

Depreciation and Amortization (D&A)

     D&A expenses as a percentage of total revenues decreased from 7.5% in fiscal 1994 to 6.6% in fiscal 1995. This 0.9% decrease was the result of a significant decrease in pre-opening expense amortization on new stores due to the reduction in the number of new stores opened by the Company. This decrease was partially offset by an increase in depreciation on Company information systems and by the relatively fixed nature of depreciation expense relative to the decline in average restaurant sales volumes.

     Unusual Charge

     The Company recorded a $600,000 write-down of its one-third investment in F.P. Corporation PTY Ltd. and F.P. Restaurants PTY Ltd. (collectively "Fasta Pasta") in the fourth quarter of fiscal 1995. The write-down of the Company's investment in Fasta Pasta was the result of an alleged misappropriation of Fasta Pasta assets by the joint-venture's former managing director discovered during the fourth quarter of fiscal 1995. The Company is pursuing all possible remedies with this matter at this time; however, there can be no assurance that the Company will recover any of these charges.

  NET INTEREST EXPENSE

     Net interest expense increased from $0.9 million in fiscal 1994 to $1.2 million in fiscal 1995. This increase is attributable to an increase in the average debt outstanding under the Company's credit facilities and to increases in short-term borrowing rates on the Company's revolving credit facility during fiscal 1995. Management intends to incur additional long-term debt to the extent that future cash flow from operations is insufficient to cover planned expansion, capital expenditures and possible further repurchases of the Company's stock.

  INCOME TAXES

     The Company's effective income tax rate decreased from 21.2% in fiscal
1994 to 15.8% in fiscal 1995. These tax rates were lower than statutory rates as a result of the use of the targeted jobs tax credit and the FICA tip credit.
The 5.4% decrease in the effective tax rate over this period is due primarily to the increase in the benefit received from the targeted jobs tax credit and FICA tip credit relative to the decline in pre-tax income over the same period. The Company will continue to benefit from the use of the FICA tip credit in the future. However, the availability of the targeted jobs tax credit has not been assured as Congress has not reinstated this program since its expiration in December 1994.

1994 COMPARED TO 1993

  REVENUES

     Fiscal 1994 revenues increased $11.9 million, or 18.0%, over fiscal 1993 due to $7.7 million from the five new stores that opened in fiscal 1994, $7.6 million of incremental sales from seven restaurants that opened in fiscal 1993 and a $0.2 million increase in franchise income. These increases were offset by a $2.7 million (4.6%) decline in sales of stores open for the full year in both fiscal 1993 and 1994 ("same stores"), a decrease of $0.6 million due to closing of the South Bend restaurant in December of 1992 and a $0.2 million decrease in sales due to a one-day difference between fiscal 1993 and 1994. Average restaurant sales volumes, for stores open as of the beginning of each fiscal year, declined 8.7% from $2.46 million in fiscal 1993 to $2.25 million in fiscal 1994.

     The decline in same-store sales was due to a 2.9% decrease in customer counts, mainly during the dinner period, and a 1.7% decline in check averages. Factors contributing to the decline in customer counts included the growth of competitors in the casual dining and Italian restaurant segments, periods of severe weather in the third quarter of fiscal 1994, and the normal decline in customer counts for stores in their second and third year of operation. The decline in check averages was primarily the result of menu price reductions made in the fourth quarter of fiscal 1994 and declining alcohol sales.

   COSTS AND EXPENSES

     Cost of Sales

     Cost of sales as a percentage of revenues increased from 24.9% in fiscal 1993 to 25.2% in fiscal 1994. This increase was due to reduced menu prices in the fourth quarter of fiscal 1994, increased portion sizes on spaghetti entrees, the use of higher quality ingredients in selected items and increases in certain raw product costs.

     Operating Expenses

     Operating expenses as a percentage of revenues increased from 53.4% in fiscal 1993 to 56.4% in fiscal 1994. This increase was due primarily to increased employee and marketing expenses at the restaurants. In addition, repair and maintenance expenses, utility costs and property taxes were all significantly higher as a percentage of total revenues in fiscal 1994 due in part to the fixed nature of these costs relative to the decline in average restaurant sales volumes. The increase in employee costs was due to a new salary schedule for store managers implemented in the fourth quarter of fiscal 1994, an increase in claims paid by the Company's self-funded group medical plan and increased expenditures related to worker's compensation claims.

     General and Administrative Expenses (G&A)

     G&A expenses, as a percentage of revenues, increased from 5.5% in fiscal 1993 to 6.9% in fiscal 1994. This increase resulted from a substantial increase in corporate employee costs due to the addition of six corporate positions, the reinstatement of bonus payments for corporate officers and to the occurrence of substantially higher management information system expenses.

     Also contributing to the increase in fiscal 1994 G&A costs were severance packages paid in connection with the departure of several employees including the former President and Chief Executive Officer and former Chief Operating Officer, recruitment expenses related to the search for the Company's current President and Chief Executive Officer, write-off of certain previously incurred costs in searching for new locations no longer under consideration for Company-owned restaurant expansion, increased legal and accounting fees related to the Company's corporate reorganization, an increase in medical and worker's compensation insurance and a write-off of costs previously incurred in registering the Company's trademarks in foreign countries no longer under consideration for franchising expansion. The master franchise agreement with TGI Friday's for foreign countries and the development agreement with the Good Spaghetti Company in California were terminated in fiscal 1994 due to the lack of any probability of franchised restaurants being opened under these agreements.

     Depreciation and Amortization (D&A)

     D&A expenses, as a percentage of revenues, increased from 7.2% in fiscal 1993 to 7.5% in fiscal 1994. This increase was due primarily to depreciation incurred on the Company's new information system and to the relatively fixed nature of depreciation relative to the decline in average restaurant sales volumes. These increases were partially offset by a decrease in pre-opening expense amortization on new-stores resulting from a reduction in the number of new stores opened by the Company.

      Loss on Assets Scheduled For Divestiture

      In fiscal 1993, the Company recorded a non-cash charge of $143,307 to write-down surplus real estate in Austin, Texas to its net realizable value as estimated by an independent appraiser at that time. The Company recorded an additional non-cash charge of $50,000 in fiscal 1994 to write-down the property based on indications of interest received by the Company from unrelated third parties at that time.

     Loss on Closed Restaurant

     During fiscal 1993, the Company recorded a charge of $358,671 as a result of closing a restaurant in South Bend, Indiana. This amount related primarily to the non-cash write-offs of certain property and equipment and unamortized pre-opening costs.

  NET INTEREST INCOME (EXPENSE)

     In fiscal 1993, the Company recorded net interest income of $20,000. The Company incurred net interest expense of $904,000 in fiscal 1994 due to the $18.5 million of long-term debt incurred by the Company to fund its expansion and share repurchase program.

  INCOME TAXES

     The Company's effective income tax rate decreased from 27.1% in fiscal 1993 to 21.2% in fiscal 1994. The fiscal 1993 rate was lower than statutory rates as a result of the use of targeted jobs tax credits and rehabilitation credits for the renovation of pre-1936 buildings. Beginning in fiscal 1994, the Company's expansion plans focused exclusively on the construction of new suburban buildings which are not eligible for rehabilitation tax credits; however, the effective tax rate decreased in fiscal 1994 due to a substantial increase in the targeted jobs tax credit relative to the decline in pre-tax net income and to the utilization of the FICA tip credit enacted by Congress at that time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit decreased from $3.2 million on July 3, 1994 to $2.6 million on July 2, 1995. This $0.6 million decrease is due to the timing of year-end payments of salaries and wages and to a reduction in accounts payable. The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities decreased from $9.6 million in fiscal 1994 to $6.1 million in fiscal 1995 primarily due to changes in certain components of working capital, including decreases in accrued payroll, accounts payable and deferred taxes and the decrease in net income.

     The Company supplements cash provided by operations with long-term debt borrowed under its bank credit facilities. Long-term debt outstanding at July 2, 1995, consisted primarily of a $15.0 million fixed rate 10-year term loan and $0.5 million borrowed against the Company's floating rate revolving credit facility. The Company had an additional $14.2 million available under this revolving credit facility at July 2, 1995.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of July 2, 1995, the Company had repurchased 751,157 shares of common stock under this program. Further purchases with respect to this program are dependent upon various business and financial considerations.

     The Company's capital expenditures decreased from $13.5 million in fiscal 1994 to $3.9 million in fiscal 1995 due to the reduction in the number of new stores opened by the Company. Fiscal 1995 expenditures consisted primarily of Bedford restaurant construction costs, purchases of new and replacement equipment and decor for the Company's existing restaurants, and costs associated with the replacement of point-of-sale (POS) equipment in 16 Company restaurants.

     In fiscal 1996, the Company plans to increase seating capacity in various existing high-volume restaurants, complete replacement of POS equipment in seven additional restaurants, make construction and equipment modifications to an existing restaurant for a new concept currently under development and continue to make necessary replacements and upgrades to its existing restaurants and information systems. Total planned capital expenditures related to these fiscal 1996 projects is $4.5 million. Cash flow from operations, current cash balances and funds available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures and possible further repurchases of Company stock in fiscal 1996.

EFFECT OF INFLATION

     Management does not believe inflation has had a significant effect on the Company's operations during the past several years. The Company has historically been able to pass on increased costs through menu price increases; however, due to the competitive environment of the restaurant industry, there can be no assurance that the Company will be able to pass on such cost increases in the future.

SEASONALITY

     The Company's business is subject to seasonality with revenues generally being highest during the months of July and August and lowest during the months of September through January. This seasonality is due to the dining-out patterns of the Company's customers.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously disclosed in the Company's Form 8-K filed on November 1, 1994 with the Securities and Exchange Commission, on October 26, 1994, the Company dismissed KPMG Peat Marwick LLP as its independent public accountants and engaged Arthur Andersen LLP in place thereof.

     The Company has had no disagreements with either independent accounting firm to report under this item.

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.       EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)   Documents filed as part of Report.

        1.     Financial Statements:
               --------------------

        The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

       2.      Exhibits:
               --------

                    3.1  -  Second Amended and Restated Articles of
                            Incorporation of the Company, as amended
                            (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended April 2, 1995, filed by the Company with the Securities and Exchange Commission).

                    3.2  -  Second Amended and Restated Bylaws of the Company,
                            as amended (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended January 1, 1995, filed by the Company with the Securities and Exchange Commission).

                    4.1  -  Rights Agreement, dated February 2, 1995 between the
                            Company and Chemical Bank (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A, filed by the Company with the Securities and Exchange Commission on February 27,
                            1995).

                 + 10.1 - First Amended and Restated 1990 Spaghetti Warehouse, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, registration no. 33-69024, filed by the Company with the Securities and Exchange Commission).

                 + 10.2  -  1991 Nonemployee Director Stock Option Plan
                            (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

                 + 10.3  -  Stock Option of Spaghetti Warehouse, Inc., dated
                            March 25, 1991, for Louis P. Neeb (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

                 + 10.4  -  Spaghetti Warehouse, Inc. 1992 Bonus Stock Option
                            Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8, registration no. 33-69024, filed by the Company with the Securities and Exchange Commission).

                 + 10.5  -  Letter dated April 2, 1991 relating to the Company's employment arrangement with Louis P. Neeb
                            (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

                 + 10.6  -  Letter Agreement, dated as of August 23, 1993,
                            relating to the Company's employment arrangement with H.G. Carrington, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended July 4, 1993).

                   10.7  -  Lease Agreement, dated June 13, 1977, between the
                            Company and Oscar L. Thomas, Jr., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                   10.8  -  Lease Agreement, dated September 1, 1980 between the
                            Company and Gagel Construction, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                   10.9  -  Lease Agreement, dated November 18, 1981 between the
                            Company and Samuel Geraldo, Trustee, as amended, relating to certain premises in Toledo, Ohio (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

                  10.10  -  Lease Agreement, dated November 30, 1981, between the Company and Ybor Square, Ltd., relating to certain premises in Tampa, Florida (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                  10.11  -  Loan Agreement, dated as of December 1, 1981,
                            between the Company and City of Toledo, Ohio
                            (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                  10.12  -  Financing and Operating Agreement, dated September
                            2, 1982, among the Company, the City of Tampa, Florida, The Spaghetti Consultants of Florida, Inc., Ybor Square, Ltd. and Continental National Bank of Fort Worth, Texas (incorporated by reference to
                            Exhibit 10.11 of the Company's Registration
                            Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                  10.13  -  Lease Agreement, dated April 1, 1987, between the
                            Company and Memphis Center City Revenue Finance Corporation, relating to certain premises in Memphis, Tennessee (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended July 4, 1987, filed by the Company with the Securities and Exchange Commission).

                  10.14  -  Lease, dated May 28, 1988, between the Company and
                            Ward and Shirley Olander, relating to certain premises in Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

                  10.15  -  Lease Agreement, dated as of February 15, 1989,
                            between the Company and North Clinton Associates, relating to certain premises in Syracuse, New York (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

                  10.16  -  Deed of Trust, Security Agreement and Assignment of
                            Rents, dated July 24, 1989, between the Company, as grantor, and Deposit Guaranty Bank, as beneficiary, and related promissory note (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

                  10.17  -  Lease Agreement, dated May 29, 1990, between Spring-
                            Ten Associates and the Company, as amended on July 18, 1990, October 26, 1990, and December 13, 1990,
                            relating to certain premises in Philadelphia, Pennsylvania (incorporated by reference to Exhibit
                            10.24 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

                  10.18  -  Lease Agreement, dated as of November 27, 1990,
                            between the Company and The Foundry Associates, L.P., relating to certain premises in Providence, Rhode Island (incorporated by reference to Exhibit
                            10.25 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

                  10.19  -  Contract for Sale of Real Estate, dated September
                            12, 1991, among the Company, Elie Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                  10.20  -  Real Estate Term Note in original principal amount of $180,000, dated November 21, 1991, executed by the Company as maker, payable to the order of Elie Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                  10.21  -  Lease Agreement, dated as of July 6, 1991, between the Company and Nautica Peninsula Land Limited Partnership, relating to certain premises in Cleveland, Ohio (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

                  10.22  -  Lease Agreement, dated as of September 2, 1992,
                            between the Company and Canal Place, Ltd., relating to certain premises in Akron, Ohio (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

                  10.23  -  Form of Spaghetti Warehouse, Inc. Franchise Offering
                            Circular (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

                  10.24  -  Spaghetti Warehouse, Inc. Amended and Restated
                            Master Development Agreement, dated as of February 10, 1993, between the Company and TGI Friday's, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

                  10.25  -  Amended and Restated Loan Agreement, dated as of
                            November 1, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 1 thereto, dated December 21, 1993 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                  10.26  -  Stock Purchase Agreement, dated as of September 1,
                            1992, among Old Spaghetti Factory (Canada) Limited, Heather Buckley, Patti Hnatiw, Peter Buckley, Peter Hnatiw, 998757 Ontario Inc. and the Company (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                  10.27  -  Asset Purchase Agreement, dated as of September 1,
                            1992, among Esplanade Restaurants Ltd., Peter Hnatiw, SWEATAC Canada, Inc. and the Company (incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                  10.28  -  Asset Purchase Agreement, dated as of September 1,
                            1992, among Old Spaghetti Factory (Western) Limited, Heather Buckley, Peter Buckley, SWEATAC Canada, Inc. and the Company (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                  10.29  -  Lease Agreement, dated as of August 11, 1993,
                            between the Company and the State of Texas, relating to certain premises in Harris County, Texas, as amended by First Amendment to Lease Agreement effective October 25, 1993 and Second Amendment to Lease Agreement, undated (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                  10.30  -  Second Lease Addendum, dated as of July 29, 1994, by and between Patricia D. Thomas, Oscar L. Thomas III and Spaghetti Warehouse of Ohio, Inc., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                + 10.31  -  Spaghetti Warehouse, Inc. Employee Stock Purchase
                            Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                + 10.32  -  Employment Agreement, dated as of June 25, 1994, by and between the Company and Phillip Ratner
                            (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                  10.33  -  Shareholders Agreement, undated, among Competitive
                            Foods Australia Limited, Tarlina PTY Limited, MCS (Australia) PTY Limited, SWH Antiques, Inc. and F.P. Corporation PTY Limited, with respect to Fasta Pasta (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995, filed with the Securities and Exchange Commission).

                  10.34  -  Amendment No. 2, dated February 9, 1995 to the
                            Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 1 thereto, dated December 21, 1993 (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarter ended January 1, 1995, filed by the Company with the Securities and Exchange Commission).

                   21.1  -  Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                 * 23.1  -  Consent of Arthur Andersen LLP

                 * 23.2  -  Consent of KPMG Peat Marwick LLP

                 * 27.1  -  Financial Data Schedule

_______________
+  Compensation plan, benefit plan or employment contract or arrangement.
*  Filed herewith.
       (b)     Reports on Form 8-K

          The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----

Reports of Independent Public Accountants..............................................................  F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets as of July 3, 1994 and July 2, 1995.......................................  F-4
 Consolidated Statements of Income for each of the years in the three-year period ended July 2, 1995...  F-5
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended
  July 2, 1995.........................................................................................  F-6
 Consolidated Statements of Cash Flows for each of the years in the three-year period ended
  July 2, 1995.........................................................................................  F-7
 Notes to Consolidated Financial Statements............................................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


The Board of Directors
Spaghetti Warehouse, Inc.:


We have audited the accompanying consolidated balance sheet of Spaghetti Warehouse, Inc. (a Texas Corporation) and subsidiaries as of July 2, 1995, and the related consolidated statements of income, stockholders' equity and cash flows of Spaghetti Warehouse, Inc. and subsidiaries for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spaghetti Warehouse, Inc. and subsidiaries as of July 2, 1995, and the consolidated results of operations and cash flows of Spaghetti Warehouse, Inc. and subsidiaries for the year then ended in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Dallas, Texas
August 18, 1995

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Spaghetti Warehouse, Inc.:


We have audited the accompanying consolidated balance sheet of Spaghetti Warehouse, Inc. and subsidiaries as of July 3, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ending July 3, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spaghetti Warehouse, Inc. and subsidiaries as of July 3, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended July 3, 1994, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP


Dallas, Texas
August 19, 1994

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         JULY 3, 1994 AND JULY 2, 1995

                 ASSETS                                      1994           1995
                 ------                                  -----------    -----------

Current assets:
 Cash and cash equivalents...........................    $ 1,917,679    $ 1,872,919
 Accounts receivable.................................        520,470        602,423
 Note receivable.....................................         46,000          6,092
 Inventories.........................................      1,022,344        689,395
 Income taxes receivable.............................        514,189        386,273
 Prepaid expenses....................................        442,496        377,884
                                                         -----------    -----------
   Total current assets..............................      4,463,178      3,934,986

Property and equipment, net (note 2).................     68,594,438     66,767,369
Assets scheduled for divestiture (note 2)............        384,468        381,651
Trademark and franchise rights, net (note 3).........      3,321,645      3,215,494
Pre-opening costs, net...............................        406,120         49,501
Deferred income taxes (note 5).......................         13,109        379,658
Other assets.........................................      1,464,701        782,367
                                                         -----------    -----------
                                                         $78,647,659    $75,511,026
                                                         ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
 Current portion of long-term debt (note 4)..........    $    36,000    $    36,000
 Accounts payable....................................      3,436,807      2,769,654
 Accrued payroll and bonuses.........................      2,995,487      1,888,514
 Deferred income taxes (note 5)......................        155,676         35,573
 Other accrued liabilities (note 1)..................        993,210      1,806,888
                                                         -----------    -----------

   Total current liabilities.........................      7,617,180      6,536,629
                                                         -----------    -----------

Long-term debt, less current portion (note 4)             18,548,000     15,512,000
Deferred compensation................................              -         26,624
Commitments and contingencies (note 7)...............              -              -
Stockholders' equity (note 6):
 Preferred stock of $1.00 par value; authorized
   1,000,000 shares; no shares issued................              -              -
 Common stock of $.01 par value; authorized
   20,000,000 shares; issued 6,374,454 shares in
   1994 and 6,409,666 shares in 1995.................         63,745         64,097
 Additional paid-in capital..........................     35,586,418     35,747,731
 Cumulative translation adjustment...................       (585,296)      (575,874)
 Retained earnings...................................     23,178,355     24,428,382
                                                         -----------    -----------
                                                          58,243,222     59,664,336
 Less cost of 734,157 shares in 1994 and 812,457
   shares in 1995 of common stock held in treasury...     (5,760,743)    (6,228,563)
                                                         -----------    -----------
                                                          52,482,479     53,435,773
                                                         -----------    -----------

                                                         $78,647,659    $75,511,026
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            YEARS ENDED JULY 4, 1993, JULY 3, 1994 AND JULY 2, 1995


                                                                     1993           1994           1995
                                                                  -----------    -----------    -----------
Revenues:
  Restaurant sales....................................            $65,515,145    $77,283,049    $77,805,987
  Franchise fees......................................                381,119        574,677        618,604
  Other...............................................                546,774        526,523        531,874
                                                                  -----------    -----------    -----------

          Total revenues..............................             66,443,038     78,384,249     78,956,465
                                                                  -----------    -----------    -----------

Costs and expenses:
  Cost of sales.......................................             16,517,167     19,748,811     20,036,174
  Operating expenses..................................             35,453,252     44,221,600     44,768,067
  General and administrative..........................              3,677,287      5,446,661      5,618,702
  Depreciation and amortization.......................              4,815,053      5,843,091      5,251,319
  Loss on assets scheduled for
  divestiture (note 2)................................                143,307         50,000              -
  Loss on closed restaurant...........................                358,671              -              -
  Unusual charge (note 8).............................                      -              -        600,000
                                                                  -----------    -----------    -----------

     Total costs and expenses.........................             60,964,737     75,310,163     76,274,262
                                                                  -----------    -----------    -----------

     Income from operations...........................              5,478,301      3,074,086      2,682,203
                                                                  -----------    -----------    -----------

Interest income (expense):
  Interest income.....................................                100,374         69,587         85,301
  Interest expense....................................                (79,742)      (973,892)    (1,283,718)
                                                                  -----------    -----------    -----------
                                                                       20,632       (904,305)    (1,198,417)
                                                                  -----------    -----------    -----------

     Income before income tax expense.................              5,498,933      2,169,781      1,483,786


Income tax expense (note 5)...........................              1,492,575        460,417        233,759
                                                                  -----------    -----------    -----------

          Net income..................................            $ 4,006,358    $ 1,709,364    $ 1,250,027
                                                                  ===========    ===========    ===========

Primary net income per common share...................            $       .62    $       .28    $       .22
                                                                  ===========    ===========    ===========

Fully diluted net income per common share.............            $       .62    $       .28    $       .22
                                                                  ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                COMMON STOCK        ADDITIONAL    CUMULATIVE                     TREASURY STOCK          TOTAL
                             ------------------                                               ---------------------
                             NUMBER OF               PAID-IN      TRANSLATION      RETAINED    NUMBER                 STOCKHOLDERS'
                              SHARES     AMOUNT      CAPITAL      ADJUSTMENT       EARNINGS   OF SHARES    AMOUNT        EQUITY
                             ---------  --------    ------------  -----------    -----------  ---------   ---------   ------------

Balances at July 4, 1992...  6,294,317   $62,943    $35,173,894   $         -    $17,462,633   (61,300) $  (545,678)  $52,153,792

Exercise of employee stock
  options..................      8,369        83          51,973            -              -         -            -        52,056
Stock options issued as
  compensation (note 6)....          -         -          15,000            -              -         -            -        15,000
Foreign currency
  translation adjustment...          -         -               -     (247,817)             -         -            -      (247,817)
Net income.................          -         -               -            -      4,006,358         -            -     4,006,358
                             ---------   -------     -----------    ---------    -----------  ---------    --------    ---------

Balances at July 4, 1993...  6,302,686    63,026      35,240,867     (247,817)    21,468,991   (61,300)    (545,678)   55,979,389
Exercise of employee stock
  options..................     71,768       719         330,551            -              -         -            -       331,270
Stock options issued as
  compensation (note 6)....          -         -          15,000            -              -         -            -        15,000
Purchase of treasury
  shares, at cost..........          -         -               -            -              -  (672,857)  (5,215,065)   (5,215,065)
Foreign currency
  translation adjustment...          -         -               -     (337,479)             -         -            -      (337,479)
Net income.................          -         -               -            -      1,709,364         -            -     1,709,364
                             ---------   -------     -----------    ---------    -----------  --------   ----------    ----------

Balances at July 3, 1994...  6,374,454    63,745      35,586,418     (585,296)    23,178,355  (734,157)  (5,760,743)   52,482,479
Exercise of employee stock
  options and ESP Plan
  purchases................     35,212       352         143,513            -              -         -            -       143,865
Stock options issued as
  compensation (note 6)....          -         -          17,800            -              -         -            -        17,800
Purchase of treasury
 shares, at cost...........          -         -               -            -              -   (78,300)    (467,820)     (467,820)
Foreign currency
 translation adjustment....          -         -               -        9,422              -         -            -         9,422
Net income.................          -         -               -            -      1,250,027         -            -     1,250,027
                             ---------   -------     -----------    ---------    -----------  --------  -----------   -----------

Balances at July 2, 1995...  6,409,666   $64,097     $35,747,731    $(575,874)   $24,428,382  (812,457) $(6,228,563)  $53,435,773
                             =========   =======     ===========    =========    ===========  ========  ===========   ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED JULY 4, 1993, JULY 3, 1994 AND JULY 2, 1995

                                                        1993           1994           1995
                                                    -------------  -------------  ------------

Cash flows provided by operating activities
 (note 9).......................................... $  6,568,258   $  9,635,159   $ 6,127,020
                                                    ------------   ------------   -----------

Cash flows from investing activities:
  Purchase of trademark and franchise rights.......   (4,088,221)             -             -
  Purchase of property and equipment...............  (21,554,789)   (13,497,677)   (3,864,744)
  Proceeds from sales of property and equipment....      324,209        126,836       988,287
  Collection of notes receivable...................       46,000         46,000        75,511
                                                    ------------   ------------   -----------

     Net cash used in investing activities.........  (25,272,801)   (13,324,841)   (2,800,946)
                                                    ------------   ------------   -----------

Cash flows from financing activities:
  Net borrowings from (payments on) long-term debt.    9,500,000      9,000,000    (3,000,000)
  Principal payments on long-term debt.............      (36,000)       (36,000)      (36,000)
  Purchase of treasury shares......................            -     (5,215,065)     (467,820)
  Proceeds from sale of common stock and exercise
    of employee stock options......................       52,056        331,270       143,865
                                                    ------------   ------------   -----------

     Net cash provided by (used in) financing
       activities..................................    9,516,056      4,080,205    (3,359,955)
                                                    ------------   ------------   -----------

Effects of exchange rates on cash and cash
 equivalents.......................................      (41,642)       (73,135)      (10,879)
                                                     ------------   ------------   -----------

Net increase (decrease) in cash and cash
 equivalents.......................................   (9,230,129)       317,388       (44,760)
Cash and cash equivalents at beginning of year.....   10,830,420      1,600,291     1,917,679
                                                    ------------   ------------   -----------

Cash and cash equivalents at end of year........... $  1,600,291   $  1,917,679   $ 1,872,919
                                                    ============   ============   ===========

Supplemental information:
  Interest paid (net of amounts capitalized)....... $     59,461   $    890,281   $ 1,020,187
                                                    ============   ============   ===========
  Income taxes paid (net of refunds)............... $  2,250,379   $  1,044,051   $   541,608
                                                    ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Spaghetti Warehouse, Inc. and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Fiscal Year

          The Company's fiscal year ends on the Sunday nearest July 1.

     (c)  Foreign Currency Translation

          The accounts of the Company's operations in Canada are translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Adjustments resulting from the translation are reported as a separate component of stockholders' equity.

     (d)  Reclassifications

          Certain prior years' balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

     (e)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held cash equivalents of $360,075 and $651,857 at July 3, 1994 and July 2, 1995, respectively.

     (f)  Accounts Receivable

          Accounts receivable primarily consist of credit card receivables and Canadian franchise royalty fees.

     (g)  Inventories

          Inventories, which primarily consist of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.

     (h)  Pre-opening Costs

          The costs of hiring and training personnel, supplies and certain general and administrative costs relating to new restaurants are capitalized and amortized over the restaurant's first 12 months of operations.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

     (i)  Property and Equipment

          Property and equipment are recorded at cost, including interest capitalized during the construction period. Total interest of $164,448, $95,104 and $18,340 was capitalized in fiscal years 1993, 1994 and 1995, respectively.

          Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of the term of the lease, including renewal options, or the estimated useful lives of the assets, which range from 18 to 25 years.

     (j)  Trademark and Franchise Rights

          The costs of the Canadian operation's trademark (approximately $2,200,000) and franchise rights (approximately $1,700,000) are being amortized using the straight-line method over 40 years and 20 years, respectively.

          The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment or adjustment of estimated useful lives is warranted at July 2, 1995.

     (k)  Income Taxes

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          The Company adopted Statement 109 in fiscal 1993 and all periods presented are in accordance with Statement 109.

     (l)  Other Accrued Liabilities

          Other accrued liabilities consist of the following:

                                                   1994       1995
                                                 --------  ----------

          Property taxes                         $504,876  $  553,228
          Workers' compensation and general
            liability insurance                   299,673     707,673
          Other current liabilities               188,661     545,987
                                                 --------  ----------
          Other accrued liabilities              $993,210  $1,806,888
                                                 ========  ==========

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

     (m)  Net Income per Common Share

          Both primary and fully diluted net income per common share are based on the weighted average number of shares outstanding during the year increased by common equivalent shares (primarily stock options) determined using the treasury stock method.

          The weighted average numbers of shares outstanding for the primary and fully diluted net income per common share computations are as follows for fiscal years 1993, 1994, and 1995:

                                                                 1993          1994           1995
                                                                 ----          ----           ----
          Weighted average number of shares outstanding:

               Primary......................................   6,445,187     6,068,905      5,696,653
               Fully diluted................................   6,445,189     6,069,126      5,696,672

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           1994           1995
                                                                       ------------   ------------

     Land.........................................................     $ 11,243,320   $ 10,619,122
     Buildings....................................................       37,125,283     38,665,944
     Equipment, furniture and fixtures............................       28,153,098     29,596,281
     Leasehold improvements.......................................       11,721,001     11,825,996
     Construction in progress.....................................          402,150         36,651
                                                                       ------------   ------------
                                                                         88,644,852     90,743,994
     Less accumulated depreciation and amortization...............      (20,050,414)   (23,976,625)
                                                                       ------------   ------------
                                                                       $ 68,594,438   $ 66,767,369
                                                                       ============   ============

     In fiscal 1992, the Company purchased the existing Austin location and ceased development of an alternate Austin location. In fiscal 1993 and 1994, the Company recognized a loss of $143,307 and $50,000, respectively, on the alternate location to reflect a reduction in the estimated value of the property to its expected recovery amount. The resulting current value of the alternate Austin location is reflected as an asset scheduled for divestiture in the accompanying consolidated balance sheets. In August 1995, a contract was entered into to sell the location for an amount exceeding the recorded net book value. Upon sale, the Company expects to recognize a net tax benefit of approximately $19,000.

(3)  TRADEMARKS AND FRANCHISE RIGHTS

     On September 1, 1992, the Company acquired the common stock of Old Spaghetti Factory Canada, Ltd. and the assets of certain of its affiliates, including the trademark to the Old Spaghetti Factory concept in Canada and the franchise contracts and related royalty streams for five Old Spaghetti Factory restaurants in Canada. The acquisition was accounted for as a purchase. The cash purchase price of $3,900,000 was allocated primarily to the aforementioned trademark and franchise contract rights.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        1994          1995
                                                    ------------  ------------

     Term note payable to banks, bearing interest
      at 6.8% per annum, unsecured, interest
      payable quarterly and principal payable
      quarterly beginning on October 1, 1996
      through July 1, 2003, at which date the
      remaining principal balance is due...........  $15,000,000   $15,000,000
     Revolving credit notes payable to banks,
      bearing interest at variable rates,
      unsecured, interest payable quarterly and
      principal payable quarterly beginning on
      January 1, 1997 through October 1, 2001, at
      which date the remaining principal balance
      is due.......................................    3,500,000       500,000
     Note payable, bearing per annum interest at
      prime plus 1.0%, with a floor rate of 9.5%,
      secured by parking lot for San Antonio
      restaurant with interest and principal
      payable monthly until November 1, 1996.......       84,000        48,000
                                                     -----------   -----------
                                                      18,584,000    15,548,000
     Less current portion..........................       36,000        36,000
                                                     -----------   -----------
          Long-term debt, excluding current portion  $18,548,000   $15,512,000
                                                     ===========   ===========

     On June 7, 1993, the Company executed a new unsecured revolving credit and term loan agreement with two banks which enables the Company to borrow up to $30,000,000 in the aggregate. The Company may borrow $15,000,000 in revolving credit loans and an additional $15,000,000 in term loans. Revolving credit loans bear per annum interest at the Company's option of (a) the prime rate, (b) the certificate of deposit rate plus the Federal Deposit Insurance Corporation assessment rate plus 1.25% or (c) the LIBOR rate plus 1.50%. The Company incurs a commitment fee of 1/4 of 1% per annum on the unused portion of the revolving credit facility, payable on a quarterly basis. The terms of the credit agreement require the Company to maintain certain minimum financial ratios.

     The aggregate maturities of long-term debt at July 2, 1995 are as follows:

          1996...............................................   $    36,000
          1997...............................................     1,669,142
          1998...............................................     2,242,857
          1999...............................................     2,803,570
          2000...............................................     2,242,857
          Thereafter.........................................     6,553,574
                                                                -----------

               Total.........................................   $15,548,000
                                                                ===========

(5)  INCOME TAXES

     As discussed in note 1, the Company adopted Statement 109 in fiscal 1993 and all periods presented are in accordance with Statement 109.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

     The provision for income tax expense is summarized as follows for fiscal years 1993, 1994 and 1995:

                                                         1993         1994        1995
                                                     ------------  ----------  ----------

          Current:
            Federal................................   $1,179,167   $ 616,426   $ 599,803
            State and local........................      658,918     193,159     117,687
          Deferred.................................     (345,510)   (349,168)   (483,731)
                                                      ----------   ---------   ---------
                                                      $1,492,575   $ 460,417   $ 233,759
                                                      ==========   =========   =========

     The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate tax rate to income before income tax expense as follows for fiscal years 1993, 1994 and 1995:

                                                         1993         1994        1995
                                                     ------------  ----------  ----------

          Computed "expected" tax expense........     $1,869,637   $ 737,726   $ 504,487
          Targeted jobs tax credit...............       (184,800)   (363,451)   (326,493)
          State and local taxes, net of federal
           benefit...............................        434,886     127,485      77,673
          General business tax credits...........       (646,030)   (132,592)    (57,027)
          Tax exempt interest income.............        (12,836)          -           -
          Nondeductible organizational costs.....              -      21,984           -
          Other..................................         31,718      69,265      35,119
                                                      ----------   ---------   ---------
                                                      $1,492,575   $ 460,417   $ 233,759
                                                      ==========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of July 3, 1994 and July 2, 1995 are as follows:

                                                                 1994          1995
                                                             ------------  ------------

          Deferred tax assets:
             General business credit carryforwards.......    $ 2,914,708   $ 3,642,318
             Other.......................................         63,856       267,847
                                                             -----------   -----------

                 Deferred tax assets.....................      2,978,564     3,910,165
                                                             -----------   -----------

          Deferred tax liabilities:
             Property and equipment, principally
              due to differences in depreciation
              and basis adjustments......................     (2,965,465)   (3,465,797)
             Pre-opening costs...........................       (138,066)      (16,830)
             Other.......................................        (17,600)      (83,453)
                                                             -----------   -----------

                 Deferred tax liabilities................     (3,121,131)   (3,566,080)
                                                             -----------   -----------

                 Net deferred tax asset (liability)......    $  (142,567)  $   344,085
                                                             ===========   ===========

     As of July 2, 1995, the Company had approximately $3,642,000 of general business credit carryforwards for income tax purposes, which begin to expire in 2006. These carryforwards are comprised of targeted jobs tax credits, rehabilitation credits and FICA tip credits that were generated in all prior years, beginning in fiscal 1991. Based upon historical levels of earnings and considering the reversal of temporary differences resulting in future tax

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES liabilities, the Company believes it will more likely than not be able to realize the deferred tax assets recorded at July 2, 1995.

(6)  COMMON STOCK AND OPTIONS

     (a)  Incentive Stock Option Plan

          The Company has an Incentive Stock Option Plan (Plan) covering 946,275 shares of common stock. The Plan provides that options may be granted at option prices not less than the fair market value of its shares on the date of grant, or 110% of fair market value in the case of any employee holding in excess of 10% of the combined voting power of all classes of stock at the date of grant. The options currently outstanding are exercisable in installments of 10% to 100% per year.

          Information with respect to options under the above plan follows (various options were repriced in fiscal 1994 and 1995 to the then current market price):

                                                 NUMBER OF     OPTION PRICE
                                                   SHARES       PER SHARE
                                                 ----------  ----------------

          Outstanding at July 4, 1992              358,285   $1.39 --   9.73
             Granted............................    78,275   $8.63 --  21.75
             Exercised..........................    (9,782)  $3.31 --   8.63
             Lapsed.............................   (33,432)  $7.87 --   8.63
                                                  --------

          Outstanding at July 4, 1993              393,346   $1.39 --  21.75
             Granted............................   457,050   $7.25 --   9.00
             Exercised..........................  (103,536)  $1.39 --   9.73
             Lapsed.............................   (68,068)  $5.76 --   8.63
                                                  --------

          Outstanding at July 3, 1994              678,792   $2.08 --  21.75
             Granted............................   301,875   $5.25 --   6.50
             Exercised..........................   (13,835)  $2.45 --   3.31
             Lapsed.............................  (217,089)  $2.08 --   9.00
                                                  --------

          Outstanding at July 2, 1995...........   749,743   $2.08 --   9.00
                                                  ========

          Options exercisable at July 2, 1995...   244,131   $2.08 --   9.00
                                        ========

     (b)  Other Plans

          In March 1991, an officer of the Company was granted nonqualified stock options to purchase 165,000 shares of common stock at an option price per share of $14.58, the fair market value of the common stock on the date of grant. The options were generally exercisable in installments over a five-year period. During 1994, the officer left the Company and lost the rights to the stock options.

          The Company's Board of Directors granted certain officers and directors of the Company nonqualified options to purchase 1,380 shares of common stock at an option price per share of $10.88 in fiscal 1993, 3,290 shares of common stock at an option price per share of $4.56 in fiscal 1994 and 862 and 5,335 shares of common stock at an option price of $3.25 and $2.81, respectively, in fiscal 1995 . The option prices were one-half of the fair market value of the common stock on the dates of grant. The options became exercisable six months subsequent to the dates of grant and, as such, all options granted are exercisable as of July 2, 1995. The options were granted as part of the officers' and directors' compensation and are recorded as compensation expense and additional paid-in capital

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES of $15,000 in fiscal 1993 and 1994, and $17,800 in fiscal 1995. As of July 2, 1995, there have been no exercises under this plan.

          Certain directors of the Company were granted nonqualified stock options to purchase an aggregate of 37,500 shares of common stock at option prices per share ranging from $9.88 to $21.75. The option prices were the fair market values of the common stock on the dates of grant. The options are exercisable in installments over a five-year period and 25,000 shares are exercisable as of July 2, 1995. As of July 2, 1995, there have been no exercises under this plan.

          On August 23, 1993, the Company's Board of Directors approved an Employee Stock Purchase Plan (ESP Plan). The ESP Plan authorizes 250,000 shares of the Company's common stock to be purchased by employees of the Company through payroll deductions. The purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offering period or 85% of the fair market value of the shares on the last business day of the offering period. The ESP Plan, which consists of three one-year offering periods, became effective December 1, 1993 and will terminate on November 30, 1996. During the fiscal year ended July 2, 1995, a total of 28,713 shares were purchased by the employees of the Company under this plan.

(7)  COMMITMENT AND CONTINGENCIES

     The Company leases certain restaurant facilities under operating leases expiring at various dates through 2027. These operating leases have renewal options for up to five successive five-year periods. The minimum rental commitments under all noncancelable operating leases as of July 2, 1995 are as follows:

          1996........................................ $  545,245
          1997........................................    443,638
          1998........................................    394,819
          1999........................................    263,354
          2000........................................    177,719
          Thereafter..................................  5,261,089
                                                       ----------
               Total.................................. $7,085,864
                                                       ==========

     Rental expense under operating leases was approximately $708,000, $660,000 and $750,000 for fiscal years 1993, 1994 and 1995, respectively.

     Subsequent to the balance sheet date, the company was notified that a claim had been submitted against the Company to the American Arbitration Association by Bright-Kaplan International Corporation, the owner of a Spaghetti Warehouse franchise in Knoxville, Tennessee, seeking damages in excess of $6.6 million. Additionally, Elizabeth Bright and Thomas C. Bright, III, the principal shareholders of Bright-Kaplan International Corporation, have filed a lawsuit against the Company, seeking damages in excess of $2.5 million, along with trebling of such damages under the Texas Deceptive Trade Practices Act. The Company believes the claims are without merit and intends to vigorously defend each claim. As of the balance sheet date, damages, if any, arising from such litigation are not estimable.

     The Company is also a party to several legal proceedings arising in the ordinary course of business. After consultation with legal counsel and a review of available facts, management believes that damages, if any, arising from such litigation will not be material to the Company's financial position or results of operations.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(8)  UNUSUAL CHARGE

     During the fourth quarter of fiscal 1995, the Company recorded a write-down of its one-third investment in F.P. Corporation PTY Ltd. and FP Restaurants PTY Ltd. (collectively "Fasta Pasta"). The write-down was the result of an alleged misappropriation of Fasta Pasta assets by the joint-venture's former managing director. At July 2, 1995, the remaining net investment in Fasta Pasta of approximately $60,000 is reflected in other assets in the accompanying consolidated balance sheet.

(9)  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net income to net cash provided by operating activities for the years ended July 4, 1993, July 3, 1994 and July 2, 1995 follows:

                                                                     1993          1994          1995
                                                                 ------------  ------------  ------------
Cash flows from operating activities:
   Net income............................................        $ 4,006,358    $1,709,364   $ 1,250,027
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization of
        property and equipment...........................          3,351,091     4,261,743     4,608,225
       Amortization of pre-opening costs.................          1,325,347     1,442,486       513,328
       Amortization of trademark and franchise rights....            138,615       138,862       129,766
       (Gain) loss on sale of property and equipment.....            (37,238)      (30,992)       32,396
       Loss on closed restaurant.........................            294,569             -             -
       Write off of costs previously capitalized
        for future sites.................................                  -       148,751        41,184
       Adjustments to other assets, principally write
        off of trademarks and investment in joint venture                  -       171,183       (10,000)
       Unusual charge....................................                  -             -       600,000
       Deferred income taxes.............................           (345,106)     (349,295)     (486,834)
       Receipts into deferred compensation plan..........                  -             -        26,624
       Stock options issued as compensation..............             15,000        15,000        17,800
       Loss on assets scheduled for divestiture..........            136,187        35,652         2,817
       Changes in assets and liabilities:
             Accounts receivable.........................           (293,348)       92,171       (81,435)
             Inventories.................................           (181,670)      720,956       354,688
             Income taxes refundable.....................           (391,379)      (94,317)      128,024
             Prepaid expenses............................            341,436        16,733        64,605
             Pre-opening costs...........................         (1,466,710)     (880,717)     (150,956)
             Other assets................................           (160,745)     (589,235)       47,655
             Accounts payable............................             80,575       499,973      (667,529)
             Accrued payroll and bonuses.................           (402,413)    1,737,992    (1,107,044)
             Other accrued liabilities...................            157,689       588,849       813,679
                                                                 -----------    ----------   -----------
                Net cash provided by operating
                  activities.............................        $ 6,568,258    $9,635,159   $ 6,127,020
                                                                 ===========    ==========   ===========

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized quarterly financial data follows:

                                                  QUARTERS ENDED
                                 ------------------------------------------------
                                 OCTOBER 3,   JANUARY 2,   APRIL 3,    JULY 3,
                                    1993         1994        1994        1994
                                 ------------  ----------  ----------  ----------

Year ended July 3, 1994:

  Revenues                       $19,510,182  18,573,722  19,833,051  20,467,294
                                 ===========  ==========  ==========  ==========
  Gross profit (a)               $ 4,106,348   3,519,813   3,677,033   3,110,644
                                 ===========  ==========  ==========  ==========
  Net income                     $   931,837     183,891     462,268     131,368
                                 ===========  ==========  ==========  ==========

Net income per common share:

  Primary                        $       .15         .03         .08         .02
                                 ===========  ==========  ==========  ==========
  Fully diluted                  $       .15         .03         .08         .02
                                 ===========  ==========  ==========  ==========

                                                 QUARTERS ENDED
                                 -----------------------------------------------
                                  OCTOBER 2,   JANUARY 1,  APRIL 2,    JULY 2,
                                     1994         1995       1995        1995
                                 -----------  ----------  ----------  ----------

Year ended July 2, 1995:

  Revenues                       $20,648,090  19,332,643  19,365,701  19,610,031
                                 ===========  ==========  ==========  ==========
  Gross profit (a)               $ 3,596,296   3,141,504   3,761,134   3,653,290
                                 ===========  ==========  ==========  ==========
  Net income                     $   402,495     143,419     495,695     208,418
                                 ===========  ==========  ==========  ==========

Net income per common share:

      Primary                    $       .07         .03         .09         .04
                                 ===========  ==========  ==========  ==========
      Fully diluted              $       .07         .03         .09         .04
                                 ===========  ==========  ==========  ==========


     (a) Gross profit is calculated as total revenues less cost of sales and operating expenses.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garland, State of Texas, on September 26, 1995.

                                      SPAGHETTI WAREHOUSE, INC.


                                      /s/ Phillip Ratner
                                      ------------------------------------------
                                      Phillip Ratner, President and Chief
                                      Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       CAPACITY                                  DATE
- ---------                                       --------                                  ----

/s/ Robert R. Hawk                              Chairman of the Board and a                    September 26, 1995
- -----------------------------------------
Robert R. Hawk                                  Director


/s/ Phillip Ratner                              President and Chief Executive Officer          September 26, 1995
- -----------------------------------------
Phillip Ratner                                  (Principal Executive Officer)


/s/ H.G. Carrington, Jr.                        Senior Vice President,                         September 26, 1995
- -----------------------------------------
H. G. Carrington, Jr.                           Chief Financial
                                                Officer, Secretary and a Director
                                                (Principal Financial Officer)

/s/ Stacy M. Riffe                              Treasurer and Controller                       September 26, 1995
- -----------------------------------------
Stacy M. Riffe                                  (Principal Accounting Officer)


/s/ C. Cleave Buchanan, Jr.                     Director                                       September 26, 1995
- -----------------------------------------
C. Cleave Buchanan, Jr.


/s/ Frank Cuellar, Jr.                          Director                                       September 26, 1995
- -----------------------------------------
Frank Cuellar, Jr.


/s/ John T. Ellis                               Director                                       September 26, 1995
- -----------------------------------------
John T. Ellis


/s/ Peter Hnatiw                                Director                                       September 26, 1995
- -----------------------------------------
Peter Hnatiw


/s/ Jim Moore                                   Director                                       September 26, 1995
- -----------------------------------------
Jim Moore


/s/ Cynthia I. Pharr                            Director                                       September 26, 1995
- -----------------------------------------
Cynthia I. Pharr


/s/ William B. Rea, Jr.                         Director                                       September 26, 1995
- -----------------------------------------
William B. Rea, Jr.

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                     DOCUMENT DESCRIPTION                                           PAGE
- ------                     --------------------                                         --------

        3 .1  -  Second Amended and Restated Articles of Incorporation of the
                 Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended April 2, 1995, filed by the Company with the Securities and Exchange
                 Commission).

        3 .2  -  Second Amended and Restated Bylaws of the Company, as amended
                 (incorporated by reference to Exhibit 3.2 of the Company's Form
                 10-Q for the quarter ended January 1, 1995, filed by the Company with the Securities and Exchange Commission).

        4 .1 - Rights Agreement, dated February 2, 1995 between the Company and Chemical Bank (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A, filed by the Company with the Securities and Exchange Commission on February
                 27,1995).

      + 10.1  -  First Amended and Restated Spaghetti Warehouse, Inc. 1990
                 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.3 of the Company's Registration Statement on Form S-8, registration no. 33-69024, filed by the Company with the Securities and Exchange Commission).

      + 10.2  -  1991 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration
                 Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

      + 10.3  -  Stock Option of Spaghetti Warehouse, Inc., dated March 25,
                 1991, for Louis P. Neeb (incorporated by reference to Exhibit
                 10.23 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

      + 10.4  -  Spaghetti Warehouse, Inc. 1992 Bonus Stock Option Plan
                 (incorporated by reference to Exhibit 4.8 of the Company's
                 Registration Statement on Form S-8, registration no. 33-69024, filed by the Company with the Securities and Exchange
                 Commission).

      + 10.5  -  Letter dated April 2, 1991 relating to the Company's employment arrangement with Louis P. Neeb (incorporated by reference to
                 Exhibit 10.26 of the Company's Registration Statement on Form S-2,
                 registration no. 33-40257, filed by the Company with the
                 Securities and Exchange Commission).

      + 10.6  -  Letter Agreement, dated as of August 23, 1993, relating to the
                 Company's employment arrangement with H.G. Carrington, Jr.
                 (incorporated by reference to Exhibit 10.6 of the Company's
                 Annual Report on Form 10-K for the fiscal year ended July 4,
                 1993).

        10.7  -  Lease Agreement, dated June 13, 1977, between the Company and
                 Oscar L. Thomas, Jr., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, registration no.
                 2-99832, filed by the Company with the Securities and Exchange
                 Commission).

        10.8 - Lease Agreement, dated September 1, 1980 between the Company and Gagel Construction, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

        10.9 - Lease Agreement, dated November 18, 1981 between the Company and Samuel Geraldo, Trustee, as amended, relating to certain premises in Toledo, Ohio (incorporated by reference to Exhibit
                 10.6 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                     DOCUMENT DESCRIPTION                                           PAGE
- ------                     --------------------                                         --------

                 Securities and Exchange Commission).

       10.10 - Lease Agreement, dated November 30, 1981, between the Company and Ybor Square, Ltd., relating to certain premises in Tampa, Florida (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, registration no.
                 2-99832, filed by the Company with the Securities and Exchange
                 Commission).

       10.11  -  Loan Agreement, dated as of December 1, 1981, between the
                 Company and City of Toledo, Ohio (incorporated by reference to
                 Exhibit 10.10 of the Company's Registration Statement on Form S-1,
                 registration no. 2-99832, filed by the Company with the
                 Securities and Exchange Commission).

       10.12 - Financing and Operating Agreement, dated September 2, 1982, among the Company, the City of Tampa, Florida, The Spaghetti
                 Consultants of Florida, Inc., Ybor Square, Ltd. and Continental
                 National Bank of Fort Worth, Texas (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on
                 Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

       10.13  -  Lease Agreement, dated April 1, 1987, between the Company and
                 Memphis Center City Revenue Finance Corporation, relating to certain premises in Memphis, Tennessee (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1987, filed by the Company with the Securities and Exchange Commission).

       10.14  -  Lease, dated May 28, 1988, between the Company and Ward and
                 Shirley Olander, relating to certain premises in Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, registration no.
                 33-30676, filed by the Company with the Securities and Exchange
                 Commission).

       10.15  -  Lease Agreement, dated as of February 15, 1989, between the
                 Company and North Clinton Associates, relating to certain
                 premises in Syracuse, New York (incorporated by reference to
                 Exhibit 10.21 of the Company's Registration Statement on Form S-1,
                 registration no. 33-30676, filed by the Company with the
                 Securities and Exchange Commission).

       10.16 - Deed of Trust, Security Agreement and Assignment of Rents, dated July 24, 1989, between the Company, as grantor, and Deposit Guaranty Bank, as beneficiary, and related promissory note (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, registration no.
                 33-30676, filed by the Company with the Securities and Exchange
                 Commission).

       10.17  -  Lease Agreement, dated May 29, 1990, between Spring-Ten
                 Associates and the Company, as amended on July 18, 1990, October 26, 1990, and December 13, 1990, relating to certain premises in Philadelphia, Pennsylvania (incorporated by reference to Exhibit 10.24 of the Company's Registration
                 Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

       10.18  -  Lease Agreement, dated as of November 27, 1990, between the
                 Company and The Foundry Associates, L.P., relating to certain premises in Providence, Rhode Island (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on
                 Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

       10.19 - Contract for Sale of Real Estate, dated September 12, 1991, among the Company, Elie Guggenheim and Catherine Guggenheim
                 (incorporated by reference to Exhibit 10.18 of the Company's
                 Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                     DOCUMENT DESCRIPTION                                           PAGE
- ------                     --------------------                                         --------

       10.20 - Real Estate Term Note in original principal amount of $180,000, dated November 21, 1991, executed by the Company as maker, payable to the order of Elie Guggenheim and Catherine
                 Guggenheim (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

       10.21 - Lease Agreement, dated as of July 6, 1991, between the Company and Nautica Peninsula Land Limited Partnership, relating to certain premises in Cleveland, Ohio (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

       10.22  -  Lease Agreement, dated as of September 2, 1992, between the
                 Company and Canal Place, Ltd., relating to certain premises in Akron, Ohio (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended
                 July 4, 1993, filed with the Securities and Exchange
                 Commission).

       10.23  -  Form of Spaghetti Warehouse, Inc. Franchise Offering Circular
                 (incorporated by reference to Exhibit 10.23 of the Company's
                 Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

       10.24  -  Spaghetti Warehouse, Inc. Amended and Restated Master
                 Development Agreement, dated as of February 10, 1993, between the Company and TGI Friday's, Inc. (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

       10.25  -  Amended and Restated Loan Agreement, dated as of November 1,
                 June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 1 thereto, dated December 21, 1993
                 (incorporated by reference to Exhibit 10.25 of the Company's
                 Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

       10.26  -  Stock Purchase Agreement, dated as of September 1, 1992, among
                 Old Spaghetti Factory (Canada) Limited, Heather Buckley, Patti
                 Hnatiw, Peter Buckley, Peter Hnatiw, 998757 Ontario Inc. and the Company (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

       10.27  -  Asset Purchase Agreement, dated as of September 1, 1992, among
                 Esplanade Restaurants Ltd., Peter Hnatiw, SWEATAC Canada, Inc.
                 and the Company (incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

       10.28  -  Asset Purchase Agreement, dated as of September 1, 1992, among
                 Old Spaghetti Factory (Western) Limited, Heather Buckley, Peter
                 Buckley, SWEATAC Canada, Inc. and the Company (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

       10.29  -  Lease Agreement, dated as of August 11, 1993, between the
                 Company and the State of Texas, relating to certain premises in Harris County, Texas, as amended by First Amendment to Lease
                 Agreement effective October 25, 1993 and Second Amendment to
                 Lease Agreement, undated (incorporated by reference to Exhibit
                 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                     DOCUMENT DESCRIPTION                                           PAGE
- ------                     --------------------                                         --------

       10.30 - Second Lease Addendum, dated as of July 29, 1994, by and between Patricia D. Thomas, Oscar L. Thomas III and Spaghetti
                 Warehouse of Ohio, Inc., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange
                 Commission).

     + 10.31  -  Spaghetti Warehouse, Inc. Employee Stock Purchase Plan
                 (incorporated by reference to Exhibit 10.31 of the Company's
                 Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

     + 10.32  -  Employment Agreement, dated as of June 25, 1994, by and between the Company and Phillip Ratner (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

       10.33  -  Shareholders Agreement, undated, among Competitive Foods
                 Australia Limited, Tarlina PTY Limited, MCS (Australia) PTY
                 Limited, S.W.H. Antiques, Inc. and F.P. Corporation PTY
                 Limited, with respect to Fasta Pasta (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

       10.34  -  Amendment No. 2, dated February 9, 1995 to the Amended and
                 Restated Loan Agreement, dated as of November 1, 1993, June 7,
                 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and
                 Amendment No. 1 thereto, dated December 21, 1993 (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarter ended January 1, 1995, filed by the Company with the Securities and Exchange Commission).

        21.1 - Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form 10-K for the fiscal year ended July 4, 1992 filed by the Company with the Securities and Exchange Commission).

      * 23.1  -  Consent of Arthur Andersen LLP

      * 23.2  -  Consent of KPMG Peat Marwick LLP

      * 27.1  -  Financial Data Schedule

_______________
+  Compensation plan, benefit plan or employment contract or arrangement.
*  Filed herewith.