Form 10-Q
period 1995-10-01
SPAGHETTI WAREHOUSE INC
filed 1995-11-13
CIK 775298

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

               WASHINGTON, D.C. 20549

          (MARK ONE)

                    [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended October 1, 1995

               OR

                    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to


               Commission file number: 1-10291

               Spaghetti Warehouse, Inc.
               (Exact name of registrant as specified in its charter)

                     Texas                               75-1393176
             (State or otherjurisdiction of            (IRS Employer
              incorporation or organization)           Identification
                                                            Number)

          402 West I-30, Garland, Texas                       75043
          Address of Principal Executive Offices)          (Zip Code)

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

          Yes    X   .        No        .

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1995: 5,597,209 shares of common stock, par value $.01.

                                    PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                              SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                 Condensed Consolidated Balance Sheets

                       Assets                            7/2/95         10/1/95
         (Unaudited)

         Current assets:
         Cash and cash equivalents                   $1,872,919      $1,409,272
         Accounts receivable                            602,423         543,580
         Note receivable                             6,0921,847
           Inventories                                  689,395         782,941

           Income taxes receivable                      386,273         265,265
           Prepaid expenses                             377,884         330,071
           Total current assets                       3,934,986       3,332,976

         Property and equipment, net                 66,767,369      66,648,860

         Assets scheduled for divestiture               381,651         381,651
         Trademark and franchise rights, net          3,215,494       3,245,041
         Pre-opening costs, net                          49,501         105,724
         Deferred income taxes                          379,658         421,203
         Other assets                                   782,367         816,915

                                                    $75,511,026     $74,952,370

           Liabilities and Stockholders' Equity

         Current liabilities:

           Current portion of long-term debt            $36,000         $36,000
           Accounts payable                           2,769,654       3,015,960
           Accrued payroll and bonuses                1,888,514       1,065,327
           Deferred income taxes                         35,573          48,441
           Other accrued liabilities                  1,806,888       1,538,513

           Total current liabilities                  6,536,629       5,704,241

         Long-term debt, less current portion        15,512,000      15,253,000
         Deferred compensation                           26,624          42,754
         Stockholders' equity:

           Preferred stock of $1.00 par value;
             authorized 1,000,000 shares;
                no shares issued                              -               -
           Common stock of $.01 par value;

             authorized 20,000,000 shares;
           issued 6,409,666 shares at
                7/2/95 and 10/1/95                       64,097          64,097
         Additional paid-in capital                  35,747,731      35,747,731
         Cumulative translation
            adjustment                                (575,874)       (487,393)
         Retained earnings                           24,428,382      24,856,503
                                                     59,664,336      60,180,938
         Less cost of 812,457 shares at
              7/2/95 and 10/1/95 of common stock
             held in treasury                       (6,228,563)     (6,228,563)
                                                     53,435,773      53,952,375
                                                    $75,511,026     $74,952,370

                                       SPAGHETTI WAREHOUSE, INC.
                                           AND SUBSIDIARIES


                              Condensed Consolidated Statements of Income

                                              (Unaudited)



                                                             Thirteen-Week
                                                             Periods Ended
                                                        10/2/94         10/1/95
         Revenues:
           Restaurant sales                         $20,299,081     $18,585,100

           Franchise                                    177,477         195,053
           Other                                        171,532         138,829
           Total revenues                            20,648,090      18,918,982

         Costs and expenses:

           Cost of sales                              5,337,783       4,570,579
           Operating expenses                        11,714,011      10,814,821
           General and administrative expenses        1,393,856       1,484,778
           Depreciation and amortization              1,387,258       1,285,402
           Total costs and expenses                  19,832,908      18,155,580


         Income from operations                         815,182         763,402
         Net interest expense                           288,908         250,318

         Income before income tax expense               526,274         513,084

         Income tax expense                             123,779          84,963

         Net income                                    $402,495        $428,121

         Net income per common share:

           Primary                                         $.07            $.08
           Fully diluted                                   $.07            $.08

         Weighted average common and
           common share equivalents outstanding:

           Primary                                    5,639,944       5,684,000
           Fully diluted                              5,639,944       5,684,090

                              SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows

                                                          (Unaudited)
                                                         Thirteen-Week
                                                         Periods Ended

                                                     10/2/94     10/1/95

         Cash flows from operating activities:
           Net income                               $402,495    $428,121
           Adjustments to reconcile net income
             to net cash provided by
           operating activities:

           Depreciation and amortization           1,387,258   1,285,402
           Loss on sale of property and equipment        789       4,900
           Write off of costs previously
              capitalized for future sites            22,256
           Recovery of loss on investment

              in joint venture                      (25,000)
           Deferred income taxes                    (29,220)    (29,273)
           Receipts into deferred
              compensation plan                                   16,130
           Stock options issued as compensation       15,000

           Loss on assets scheduled for divestiture    2,817
           Changes in assets and liabilities:
           Accounts receivable                        39,602      60,923
           Inventories                                62,548    (93,546)
           Income taxes receivable                  (10,059)     121,235

           Prepaid expenses                           36,197      47,855
           Pre-opening costs                       (135,956)    (88,035)
           Other assets                             (68,685)    (14,381)
           Accounts payable                        (408,630)     245,468
           Accrued payroll and bonuses           (1,145,127)   (823,187)

           Other accrued liabilities                 267,844   (268,375)
           Net cash provided by operating activities 414,129     893,237

         Cash flows from investing activities:
           Purchase of property and equipment    (1,331,640) (1,145,113)

           Proceeds from sales of
              property and equipment                  15,800      17,669
           Collection of notes receivable             11,500       4,245
           Net cash used in
              investing activities               (1,304,340) (1,123,199)


         Cash flows from financing activities:
             Net borrowings from
             (payments on) long-term debt            500,000   (250,000)
           Principal payments on long-term debt      (9,000)     (9,000)

           Purchase of treasury shares              (26,200)
           Proceeds from sale of
              common stock and exercise of employee
           stock options                               7,280
           Net cash provided by

              financing activities                   472,080   (259,000)

         Effects of exchange rate changes on
           cash and cash equivalents                     310      25,315
         Net decrease in cash and cash

            equivalents                            (417,821)   (463,647)
         Cash and cash equivalents
           at beginning of period                  1,917,679   1,872,919
         Cash and cash equivalents at
            end of period                         $1,499,858  $1,409,272

         Interest paid
           (net of amounts capitalized)                   $-    $282,183
         Income taxes paid
           (net of refunds collected)               $188,318   $(32,774)


                             SPAGHETTI WAREHOUSE, INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



        1.                   Basis of Presentation


               In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of October 1, 1995 and the consolidated results of operations and cash flows for the 13-week periods ended October 1, 1995 and October 2, 1994. The condensed consolidated statement of income for the 13-week period ended October 1, 1995 is not necessarily indicative of the results to be expected for the full year.


               2.Accounting Policies


               During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.


                       Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS


              The  following table presents expenses  as a percentage of total revenues for certain selected financial data included in the Condensed Consolidated Statements of Income.

                                                    Percentage of Total Revenues
                                                     Thirteen-Week Periods Ended
                                                         10/2/94     10/1/95

               Revenues                                  100.0%      100.0%


               Costs and expenses:
                 Cost of sales                             25.9        24.2
                 Operating expenses                        56.7        57.2
                 General and administrative expenses        6.8         7.8
                 Depreciation and amortization              6.7         6.8

                 Total costs and expenses                  96.1        96.0

               Income from operations                       3.9         4.0
               Net interest expense                         1.4         1.3


               Income before income tax expense             2.5         2.7
               Income tax expense                           0.6         0.4

               Net income                                  1.9%        2.3%


          Results of Operations

              Revenues


              Revenues decreased $1.7 million, or 8.4%, for  the quarter ended October 1,  1995 in comparison to the  same quarter in
             the preceding  year.   This decrease is  due primarily  to a
             $2.2  million (10.7%) decline in sales experienced by the 36 restaurants open for the full  quarter in both fiscal  years

             ( same-stores ).    The  decline  in  same-store  sales  was
             partially  offset by current quarter  sales generated by the
             Bedford,  Texas location which opened  in the second quarter
             of fiscal  1995.   The decline in  same-store sales  was the
             result of a 15.6% decline  in customer counts coupled with a
             5.8% increase in check average.


             Management attributes  the decline in  same-store customer counts to the increased number of restaurants  in the casual dining  and  Italian  restaurant  segments,  to  the  normal decline  in customer counts  for stores in  their second and third year  of  operation, and  to  a planned  reduction  in marketing expenditures in comparison to the same  quarter in
             the preceding  year.   Fiscal 1995  first quarter  marketing
             expenditures  were significantly  higher than  normal levels due to the  extensive use of television  advertising at that
             time.   The  increase in  same-store  check averages  is the
             result of new menu items added  in the second half of fiscal
             1995 and to  modest price adjustments made  to selected menu items over the last 12 months.


            Costs and Expenses

             Cost of Sales

             Cost of sales  as a percentage of revenues  were 24.2% for the  current  quarter  as  compared to  25.9%  for  the same
             quarter last  year.   This decrease is  due to  the improved
             inventory  controls,   utilization  of  the   Company s  new
             theoretical  food costing system and  to the current quarter increase in same-store check averages.

              Operating Expenses

              Operating expenses as a percentage of revenues  were 57.2%
             for the  current quarter as  compared to 56.7% for  the same quarter last year.  Much of this increase as a percentage of revenues  is due to  the relatively fixed  nature of certain operating  expenses, including  management labor,  occupancy costs and property  taxes, relative to the  decline in same-
             store  sales volumes.  These  cost percentage increases were offset  somewhat by cost reduction  initiatives in the areas of  cashier labor,  worker s  compensation insurance,  group
             medical  expenses  and  security  costs.    Furthermore,  as
             previously discussed, marketing  expenses were substantially less than the comparable quarter in the prior year.

              General and Administrative Expenses (G&A)

              G&A expenses as a percentage of revenues were 7.8% for the current  quarter as compared  to 6.8%  for the  same quarter
             last year.   In addition  to increases in  professional fees
             and expenses associated  with the  annual general  managers'
             conference, the relatively fixed nature of coporate labor
             costs, relative to the decline in same-store  sales volumes, caused the  increase in G&A  costs as a percentage  of total

             revenues.   These  increases  were partially  offset  by the
             prior year write-off of certain previously incurred costs in searching for  new locations  no longer under  consideration for Company-owned restaurant expansion.


              Depreciation and Amortization (D&A)

              D&A as a percentage of  revenues were 6.8% for the current quarter as compared to 6.7%  for the same quarter last year.
             This increase as a percentage of revenues is due to depreciation expense incurred on new point-of-sale (POS) equipment installed in 21 units over the last 12 months and to the fixed nature of depreciation relative to the decline in same-store sales volumes. These increases were offset by a decrease in pre-opening expense amortization on new stores resulting from a reduction in the Company s new unit expansion rate.


              The  Company incurred  net  interest  expense of  $250,318 during  the current quarter compared  to $288,908 during the
             same quarter  last year.   This decrease is attributed  to a
             decrease  in average  debt outstanding  under  the Company s credit facilities  in comparison  to the  same quarter  last year.


             Income Taxes

              The Company s  effective tax  rate for  the quarter  ended
             October  1, 1995  was 16.6%  compared to  23.5% in  the same
             quarter  last  year.    These  tax  rates  were  lower  than
             statutory rates as  a result of the use of  the FICA tip tax credit  in the  current quarter  and  the targeted  jobs tax credit and the FICA tip tax  credit in the same quarter last year.  The Company was unable  to use the targeted jobs  tax credit in the current quarter because the program expired on
             December 31, 1994.  The  decrease in the effective rate from the prior year is due primarily to a tax benefit recorded in the  first quarter of  the current year  for Canadian income taxes.


             Liquidity and Capital Resources

              The Company s  working capital deficit decreased from $2.6 million at July 2, 1995 to $2.4 million at October 1, 1995, due to the payout of fiscal 1995 bonuses during the first quarter of fiscal 1996 and to the timing of period-end payments of salaries and wages. The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

              Net cash provided  by operating activities  increased from
             $0.4 million for the quarter ended October 2, 1994 to $0.9 million for the current fiscal quarter. This increase is due primarily to changes in certain components of working capital, including an increase in accounts payable, a decrease in income taxes receivable and, a decline in accrued payroll and bonuses in comparison to the same quarter last year.

              Long-term  debt outstanding at  October 1,  1995 consisted primarily of a $15.0 million  fixed rate term loan and $0.25
             million  borrowed   against  the  Company s   floating  rate
             revolving credit  facility.  The  Company had  an additional
             $13.85  million   available  under  this   revolving  credit
             facility at October 1, 1995.

              Capital expenditures  were  $1.1 million  for the  quarter ended October  2, 1995 as  compared to $1.3 million  for the
             same quarter  last year.   Fiscal 1996  expenditures consist
             primarily of renovations and additions made to four existing
             restaurants,   costs   of  replacing   point-of-sale   (POS)
             equipment  in five restaurants, and  the normal purchases of
             new and  replacement restaurant  equipment and  decor.   The
             higher capital expenditures  in fiscal 1995 were  due to the construction costs relating to the Bedford restaurant.

              In  fiscal  1994,   the  Company s   Board  of   Directors
             authorized a program  for the repurchase of up  to 1,000,000
             shares  of  the  Company s   common  stock  for   investment
             purposes.    As   of  October  2,  1995,   the  Company  had
             repurchased  751,157  shares  of  common  stock  under  this program since its inception.  The Company did not repurchase any shares during the first quarter of fiscal 1996; however,
             the   Company  repurchased   an  additional   24,800  shares
             subsequent to  October 2,  1995.   Further repurchases  with
             respect to this program are dependent upon  various business and financial considerations.


              The  re-engineered  version   of  the  Company s  existing
             concept opened  in Marietta,  Georgia on  November 1,  1995,
             under the  name  Spaghetti  Warehouse Italian  Grill.    The
             Marietta  restaurant  underwent  a  renovation  in  both the dining  room and kitchen,  while the menu  was expanded with
             the  addition  of  new   items  including  grilled  entrees,
             sandwiches, pizza and new appetizers.  Furthermore, existing menu items were reformulated to enhance taste  profiles, and portion  sizes were  increased  to  improve the  price/value relationship offered to the customer.  Subject  to operating results achieved in Marietta, additional Spaghetti Warehouse locations may be converted over the next 12 months.

              In  a separate endeavor,  the Company is  developing a new
             concept  called  Cappellini s,   which will  feature freshly
             prepared, made-from-scratch Italian  recipes, served  family
             style   on large platters and bowls.  The first Cappellini s
             is  scheduled to open  in January 1996  in the Company-owned location in Addison, Texas.  The Addison Spaghetti Warehouse was closed on October 23,  1995 to undergo conversion to the
             Cappellini s concept.

              In  addition to these  two projects, the  Company plans to continue to make necessary replacements and upgrades  to its existing restaurants and information systems.  Total planned capital  expenditures relating  to all  projects during  the
             next  12 months are  approximately $3.5 million.   Cash flow
             from operations,  current cash balances  and funds available under the Company s revolving  credit facility are  expected to be  sufficient to fund  planned capital  expenditures and the share repurchase program for the next 12 months.


                             PART II - OTHER INFORMATION



             Item 1.                Legal Proceedings

              On October 18,  1995, a former restaurant  employee of the
             Company filed  a suit in  the 44th  Judicial District  Court,
             Dallas  County,  Texas,  alleging wrongful  termination,  or
             alternatively, breach  of contract,   by  the Company.   The
             claimant is seeking $1,450,000  in compensatory and punitive damages.  The Company plans to vigorously defend the lawsuit and believes the allegations made by the former employee are without merit.



             Item 4.Submission of Matters to a Vote of Security Holders

              The Company held its annual meeting of shareholders on
             October 31, 1995. At such meeting the shareholders elected directors of the Company as follows:


                                                                 Broker
                Name of Nominee            For        Withheld Non-Votes
                Robert R. Hawk             4,801,280    95,022     0
                Phillip Ratner             4,802,808    93,494     0
                H.G. Carrington, Jr.       4,797,438    98,864     0
                C. Cleave Buchanan, Jr.    4,795,620   100,682     0
                Frank Cuellar, Jr.         4,789,160   107,142     0
                John T. Ellis              4,793,985   102,317     0
                Peter Hnatiw               4,801,223    95,079     0
                James F. Moore             4,796,420    99,882     0
                Cynthia I. Pharr           4,797,400    98,902     0
                William B. Rea, Jr.        4,798,580    97,722     0


       Item 6.  Exhibits

                Exhibit
                Number                     Document Description

                27.1                       Financial Data Schedule

                                      Signatures

             Pursuant to the requirements of the Securities and Exchange
             Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Spaghetti Warehouse, Inc.




               Dated:November 9, 1995                 By:/S/Phillip Ratner
                                                      Phillip Ratner
                                                      President and
                                                      Chief Executive Officer



               Dated:November, 9, 1995                 By:/S/H.G. Carrington, Jr.
                                                       H.G. Carrington, Jr.
                                                       Sr. Vice President of Finance
                                                       and Chief Financial
                                                       Officer

                                             EXHIBIT INDEX

                                                            Sequentially
               Exhibit                                      Numbered
               Number              Document Description     Page


                 27.1              -Financial Data Schedule