Form 10-Q
period 1995-12-31
SPAGHETTI WAREHOUSE INC
filed 1996-02-13
CIK 775298

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

               WASHINGTON, D.C. 20549

          (MARK ONE)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended December 31, 1995
               OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code: 214/226-
          6000


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X   .        No        .

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995: 5,624,038 shares of common stock, par value $.01.




                                    PART 1 - FINANCIAL INFORMATION

            Item 1.  Financial Statements
                              SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets

                                                       Assets        7/2/95           12/31/95
                                                                                    (Unaudited)
                 Current Assets:
                         Cash and cash equivalents                  $1,872,919       $5,306,140
                         Accounts receivable                        608,515          839,748
                         Inventories                                689,395          814,246
                         Income taxes refundable                    386,273          571,680
                         Prepaid expenses                           377,884          441,928
                                  Total current assets              3,934,986        7,973,742

                 Property and equipment, net                        66,767,369       66,570,951
                 Assets scheduled for divestiture                   381,651          381,651
                 Trademark and franchise rights, net                3,215,494        3,183,184
                 Deferred income taxes                              379,658          483,133
                 Other assets                                       831,868          1,071,340
                                                                    $75,511,026      $79,664,001
                         Liabilities and Stockholders' Equity

                 Current liabilities:
                         Current portion of long-term debt          $36,000          $565,714
                         Accounts payable                           2,769,654        2,952,614
                         Accrued payroll and bonuses                1,888,514        1,300,860
                         Deferred income taxes                      35,573           90,583
                         Other accrued liabilities                  1,806,888        1,858,690
                                  Total current liabilities         6,536,629        6,768,461

                 Long-term debt, less current portion               15,512,000       19,214,286
                 Deferred compensation                              26,624           58,439
                 Commitments and contingencies
                 Stockholders' equity:
                         Preferred stock of $1.00 par value;
                         authorized 1,000,000 shares;
                                  no shares issued                          --               --
                         Common stock of $.01 par value;
                         authorized 20,000,000 shares;
                                  issued 6,409,666 shares at 7/2/95
                                  and 6,466,290 shares
                                  at 12/31/95                       64,097           64,663
                 Additional paid-in capital                         35,747,731       36,002,801
                 Cumulative translation adjustment                  (575,874)        (544,668)
                 Retained earnings                                  24,428,382       24,471,358
                                                                    59,664,336       59,994,154
                 Less cost of 812,457 shares at 7/2/95
                  and 842,252 shares at
                         12/31/95 of common stock
                          held in treasury                          (6,228,563)      (6,371,339)
                                                                    53,435,773       53,622,815

                                                           $        75,511,026       $79,664,001



            SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

            Consolidated Statements of Income
            (Unaudited)


                                    26-Week     26-Week     13-Week     13-Week
                                    Period      Period      Period      Period
                                    Ended       Ended       Ended       Ended
                                     1/1/95     12/31/95    1/1/95      12/31/95
            Revenues:
            Restaurant sales        $39,369,979 $36,065,655 $19,070,898 $17,480,555
            Franchise               316,601     325,195     139,124     130,142
            Other                   294,153     266,224     122,621     127,395
              Total revenues        39,980,733  36,657,074  19,332,643  17,738,092

            Costs and expenses:
              Cost of sales         10,376,355  9,028,801   5,038,572   4,458,222
              Operating expenses    22,866,578  21,515,936  11,152,567  10,701,115
              General and
                administrative
               expenses             2,680,818   3,053,075   1,286,962   1,568,297
              Depreciation and
               amortization         2,742,299   2,559,585   1,355,041   1,274,183
              Total costs
                 and expenses       38,666,050  36,157,397  18,833,142  18,001,817

            Income (loss)
              from operations       1,314,683   499,677     499,501     (263,725)
            Net interest expense    609,030     514,698     320,122     264,380

            Income (loss) before
              income tax expense
              (benefit)             705,653     (15,021)    179,379     (528,105)
            Income tax expense
              (benefit)             159,739     (57,997)    35,960      (142,960)

            Net income
              (loss)                $545,914    $42,976     $143,419    $(385,145)

            Net income (loss)
              per common share:
              Primary               $.10        $ .01       $ .03       ($.07 )
              Fully diluted         $.10        $ .01       $ .03       ($.07 )

            Weighted average common and common share equivalents outstanding:
              Primary               5,664,130   5,689,296   5,668,190   5,597,590
              Fully diluted         5,664,130   5,689,296   5,668,190   5,597,590

            SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

            Consolidated Statements of Cash Flows
            (Unaudited)
                                                      26-Week
                                                     Periods Ended
                                                1/1/95      12/31/95
            Cash flows from
              operating activities:
            Net income                          $545,914    $42,976
            Adjustments to reconcile net income
            to cash provided by
            operating activities:
            Depreciation and amortization
               expense                          2,742,299   2,559,585
            Loss on disposal of
              property and equipment            1,833       143,236
            Deferred income taxes               (133,847)   (48,744)
            Other, net                          34,001      52,815
            Changes in assets and liabilities:
            Accounts receivable                 (160,815)   (236,150)
            Inventories                         87,484      (124,851)
              Income taxes receivable           (233,783)   (185,483)
              Prepaid expenses                  116,233     (64,002)
              Other assets                      (245,381)   (250,079)
              Accounts payable                  (206,122)   182,497
              Accrued payroll and bonuses       (1,565,681) (587,654)
              Other accrued liabilities         726,463     51,802
              Net cash provided by
                operating activities            1,708,598   1,535,948

            Cash flows from investing activities:
              Purchase of property
                and equipment                   (2,022,431) (2,589,806)
              Proceeds from sales of
                property and equipment          61,365      159,369
              Collection of notes receivable                48,221            6,092
              Net cash used in
                investing activities            (1,912,845) (2,424,345)

            Cash flows from financing activities:
              Borrowings from long-term debt    741,000     4,250,000
              Principal payments on
                long-term debt                  (9,000)     (18,000)
              Purchase of treasury shares       (370,695)   (142,776)
              Proceeds from sale of common
                stock and exercise of employee
                stock options                   144,564     234,636
              Net cash provided by
                financing activities            505,869     4,323,860

            Effects of exchange rate
                changes on cash and
                cash equivalents                (25,819)    (2,242)
            Net decrease/increase in cash








                and cash equivalents            275,803     3,433,221
            Cash and cash equivalents
                at beginning of period          1,917,679   1,872,919
            Cash and cash equivalents
                at end of period                $2,193,482  $5,306,140
            Interest paid
                (net of amounts capitalized)    $350,428    $550,766
            Income taxes paid
                (net of refunds collected)      $539,913    $194,425

                              SPAGHETTI WAREHOUSE, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



          1.   Basis of Presentation

             In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of December 31, 1995 and the consolidated results of operations and cash flows for the 26-week and 13-week periods ended December 31, 1995 and January 1, 1995. The condensed consolidated statement of income for the 26-week and 13-week periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

          2.   Accounting Policies

             During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in
          its  Annual  Report (Form  10-K)  (File  No.1-10291).   Reference
          should be made to such financial statements for information on such accounting policies and further financial details.

          3.        Subsequent Event

             On January  30, 1996,  the Board  of Directors  of the  Company
          approved  a  restructuring   plan  intended  to  strengthen   the
          Company s competitive  position and  improve corporate cash  flow
          and profitability.   In conjunction  with this plan,  the Company
          closed  seven of its 37 Company-owned stores in February 1996 and
          will  accrue certain  other  restructuring expenses.   The  seven
          stores  closed  include  those previously  located  in  Hartford,
          Connecticut;   Providence,  Rhode  Island;   Buffalo,  New  York;
          Rochester, New York; Columbia, South  Carolina; Greenville, South
          Carolina  and Little  Rock,  Arkansas.   The  Company expects  to
          record an estimated pre-tax charge of $13.9 million in the third quarter of fiscal 1996 to cover the costs related to the execution of this plan.

                       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following table  presents expenses as  a percentage
             of total revenues for certain selected financial data included in the Condensed Consolidated Statements of Income.

                                               26-Week           13-Week
                                                     Periods Ended     Periods Ended
                                                    1/1/95  12/31/95  1/1/95  12/31/95

               Revenues  . . . . . . . . . . . .     100.0%   100.0%   100.0%   100.0%

               Costs and expenses:
                   Cost of sales . . . . . . . .      26.0     24.6     26.0     25.1
                   Operating expenses  . . . . .      57.2     58.7     57.7     60.3
                   General and administrative expenses          6.7      8.3      6.7
                   8.9
                   Depreciation and amortization       6.8      7.0      7.0      7.2
                          Total costs and expenses          96.7        98.6     97.4
                     101.5

               Income (loss) from operations . .       3.3      1.4      2.6     (1.5)
               Net interest expense  . . . . . .       1.5      1.4      1.7      1.5

               Income (loss) before income taxes       1.8      0.0      0.9     (3.0)
               Income tax expense (benefit)  . .       0.4     (0.1)     0.2     (0.8)

               Net income (loss) . . . . . . . .       1.4%     0.1%     0.7%    (2.2%)

             Results of Operations

              Revenues

                Revenues for the second quarter of fiscal 1996 decreased
             $1.6 million, or 8.2%, in comparison to the same quarter in the preceding year. This decrease is due primarily to a 4.7% decline in sales experienced by the 35 restaurants opened prior to July 4, 1994 that were also open at the end of the second quarter (annual same-stores) coupled with a $0.4 million loss in sales due to the temporary closure of the Marietta and Addison locations for their conversions to other concepts. The decline in annual same-store sales was the result of a 9.0% decline in customer counts offset by a 4.8% increase in check average.

                Revenues for the six months ended December 31, 1995
             decreased $3.3 million, or 8.3%, compared to the same period last year. This decrease is the result of a 7.8% decrease in annual same-store sales coupled with the $0.4 million loss in sales due to the temporary closure of Marietta and Addison. This six-month decline in annual same-store sales was the result of a 12.5% decline in customer counts offset by a 5.3% increase in check average.

                Management attributes the decline in same-store customer
             counts to the increased number of restaurants in the casual dining and Italian restaurant segments and to the normal decline in customer counts for stores in their second and third year of operation. The increase in same-store check averages is the result of new menu items added in the second half of fiscal 1995 and to modest price adjustments made to selected menu items over the last 12 months.

             Costs and Expenses

               Cost of Sales

               Cost of sales as a percentage of revenues were 25.1% for
             the current quarter compared to 26.0% for the same quarter last year. For the first six months of fiscal 1996, cost of sales as a percentage of revenues were 24.6% compared to 26.0% during the same period last year. The current year decreases are attributed to improved food inventory controls and the utilization of the Company s new theoretical food costing system.

               Operating Expenses

               Operating expenses as a percentage of revenues were 60.3%
             for the current quarter as compared to 57.7% for the same quarter last year. Much of this increase as a percentage of revenues is due to the relatively fixed nature of certain operating expenses, including management and kitchen labor, occupancy costs and certain employee benefits, relative to the decline in annual same-store sales volumes. Additionally, marketing expenditures were substantially higher in the current quarter compared to the same quarter last year. These cost percentage increases were offset to some extent by cost reduction initiatives in the areas of cashier labor, group medical expenses and security costs.

               For the six-month period ending December 31, 1995,
             operating expenses as a percentage of revenues were 58.7% compared to 57.2% in the same period last year. Much of the current year increase is also attributed to the relatively fixed nature of certain operating expenses relative to the six-month decline in annual same-store sales volumes. The remaining change in operating costs for the current six-month period is due to an increase in marketing expenditures compared to the same period last year.

               General and Administrative Expenses (G&A)

               G&A expenses  as a  percentage of revenues  were 8.9%  for the current quarter compared to 6.7% in the same quarter last year. Similar to some operating expenses, the relatively fixed nature of certain G&A expenses, relative to the decline in annual same-store sales volumes, contributed to the increase in G&A as a percentage of total revenues. Also contributing to the increase in current quarter G&A expenses was the implementation of the Company s new regional marketing manager program and increases in marketing research costs, management recruiting costs and salaries paid to managers in-training. Furthermore, the Company recorded a non-cash charge of $99,808 to G&A in the current quarter to write-off certain costs relating to the preparation of the Addison facility for its conversion to a new concept.

               G&A expenses as a percentage of  revenues were 8.3% in the current six-month period compared to 6.7% in the same period last year. This current year increase is due primarily to the reasons mentions above.

               Depreciation and Amortization (D&A)

               D&A as a percentage of revenues  was 7.2% for the  current quarter as compared to 7.0% for the same quarter last year. For the six months ended December 31, 1995, D&A as a percentage of revenues was 7.0% compared to 6.8% for the same period last year. These increases as a percentage of revenues are due to additional depreciation incurred on new restaurant point-of-sale (POS) equipment and to the fixed nature of depreciation relative to the decline in annual same-store sales volumes. These increases were offset by decreases in pre-opening expense amortization on new stores resulting from a reduction in the Company s new unit expansion rate.

             Net Interest Expense

               The Company  incurred  net  interest expense  of  $264,380 during the second quarter compared to $320,122 during the same quarter last year. For the six months ended December 31, 1996, net interest expense was $514,698 compared to $609,030 in the same period last year. These current year decreases are attributed to decreases in average debt outstanding under the Company s credit facilities in comparison to the prior year.

             Income Taxes

               The Company s  effective income  tax rate  for the  second quarter of fiscal 1996 was 27.1% compared to 20.0% in the same quarter last year. Due to the decrease in pre-tax net income, the Company determined that it is unable to utilize the FICA tip tax credit to the extent that it had in prior years. As a result, the effective tax rate increased in the quarter ended December 31, 1995 compared to the same quarter last year.

               As a result of a Canadian  income tax benefit recorded  in the first quarter of fiscal 1996 and the pre-tax net loss reported for the six-month period ended December 31, 1995, the Company realized an income tax benefit during the first six months of fiscal 1996. Alternatively, the Company incurred income tax expense at an effective rate of 22.6% during the first six months of fiscal 1995.

             Liquidity and Capital Resources

               The  Company  had  working  capital  of  $1.2  million  at
             December 31, 1995 compared to a working capital deficit of $2.6 million at July 2, 1995. The positive working capital balance at December 31, 1995 is the result of excess funds borrowed under the Company s revolving credit facility during the second quarter which are classified as long-term debt for balance sheet purposes. Although the Company is currently operating with a positive working capital balance, the Company normally operates with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

               Net  cash  provided   by  operating  activities  was  $1.5
             million for the first six months of fiscal 1996 compared to $1.7 million for the same period last year. This decrease is due primarily to the decline in current year net income offset somewhat by changes in certain components of working capital.

               Long-term debt outstanding  at December 31, 1995 consisted primarily of a $15.0 million fixed rate term loan and $4.75 million borrowed against the Company s floating rate revolving credit facility. The Company had an additional $9.35 million available under the revolving credit facility at December 31, 1995.

               Capital expenditures were  $2.6 million for the first  six months of fiscal 1996 compared to $2.0 million for the same period last year. Fiscal 1996 expenditures consist primarily of renovations and additions made to three existing Spaghetti Warehouse restaurants, costs of replacing point-of-sale (POS) equipment in five restaurants, and costs relating to the conversion of the Marietta and Addison locations into two new concepts.

               In  fiscal   1994,  the   Company s  Board   of  Directors
             authorized a program for the repurchase of up to 1,000,000 shares of the Company s common stock for investment purposes. During the second quarter of fiscal 1996, the Company repurchased 29,795 shares of common stock and has repurchased 780,952 shares of common stock under this program since its inception. Further repurchases with respect to this program are dependent upon various business and financial considerations.

               On November  1, 1995, the  Company opened a  re-engineered version of its existing concept in Marietta, Georgia under the name Spaghetti Warehouse Italian Grill. The Marietta restaurant underwent a renovation to improve its ambiance, while the menu was expanded with the addition of new items including grilled entrees, sandwiches, pizza and new appetizers. Additionally, existing menu items were reformulated to enhance taste profiles, and portion sizes were increased to improve the price/value relationship offered to the customer. Based on favorable operating results achieved in Marietta thus far, the Company will convert a second Spaghetti Warehouse location into the Italian Gill format in the third quarter of fiscal 1996.

               In  a  separate  endeavor,  the  Company s newest  concept called Cappellini s opened on January 23, 1996 in Addison, Texas. The Company s previous Addison Spaghetti Warehouse was closed on October 23, 1995 to undergo conversion to the Cappellini s concept. Cappellini s is an upscale restaurant featuring authentic Italian dishes prepared fresh to order, served in family-style portions in an atmosphere that is intended to invoke a feeling of genuine hospitality. Cappellini s is designed to generate check averages and revenues significantly greater than the traditional Spaghetti Warehouse.

               In January 1996,  the Company announced the approval of  a restructuring plan calling for the closure and disposition of seven of its Company-owned stores. It is currently anticipated that this plan will generate proceeds from the sale of assets of approximately $4 million over the next three years.

               In  addition  to the  conversion  of  the  second  Italian
             Grill, the Company plans to continue to make necessary replacements and upgrades to its existing restaurants and information systems. Total planned capital expenditures relating to all projects during the next 12 months are currently $2.0 million. Cash flow from operations, current cash balances and funds available under the Company s revolving credit facility are expected to be sufficient to fund planned capital expenditures and the share repurchase program for the next 12 months.

                             PART II - OTHER INFORMATION


             Item 1.   Legal Proceedings

               As discussed in  the Company s  Form 10-Q  for the  fiscal quarter ended October 1, 1995, a former restaurant employee of the Company filed a suit in the 44th Judicial District Court, Dallas County, Texas, on October 18, 1995 alleging wrongful termination, or alternatively, breach of contract,
             by the  Company.   The claimant  was  seeking $1,450,000  in
             compensatory and punitive damages.   The Company disposed of
             this lawsuit on January 25, 1996 in an out of court settlement with the claimant.

               As discussed  in the Company s  Form 10-K  for the  fiscal year ended July 2, 1996, Elizabeth Bright and Thomas C. Bright III, the principal shareholders in Bright-Kaplan International Corporation ( BK ), filed a lawsuit against the Company in the Circuit Court of Hamilton County, Tennessee on August 11, 1995. BK is the owner of a Spaghetti Warehouse Franchise Restaurant located in
             Knoxville, Tennessee. Mr. & Mrs. Bright claimed that the Company misrepresented and concealed numerous material facts in order to induce them to enter into a franchise agreement and that the Company engaged in deceptive trade practices. Mr. and Mrs. Bright were seeking damages in excess of $2.5 million and were seeking trebling of such damages under the Texas Deceptive Trade Practices Act. On January 3, 1996, upon the Company s application, the Circuit Court judge ordered that such action be stayed until resolution of the arbitration proceedings with the American Arbitration
             Association in Dallas, Texas. BK is seeking damages in excess of $6.6 million in its arbitration claim against the Company.


             Item 6.                   EXHIBITS

                       Exhibit
                       Number:        Document Description

                       27.1 Financial Data Schedule

                                        Signatures


             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Spaghetti Warehouse, Inc.

             Dated: February 12, 1996      By: /S/Phillip Ratner
                                               Phillip Ratner
                                               President and
                                               Chief Executive Officer



             Dated: February 12 , 1996     By: /S/ H. G. Carrington, Jr.
                                               H.G. Carrington, Jr.
                                               Sr. Vice President of
                                               Finance and Chief Financial
                                               Officer

             EXHIBIT INDEX

                                                             Sequentially
             Exhibit   Numbered
             Number               Document Description            Page


              27.1-         Financial Data Schedule