Form 10-Q
period 1996-03-31
SPAGHETTI WAREHOUSE INC
filed 1996-05-14
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1996

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

                                   Yes    X   .               No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 5,624,366 shares of common stock, par value $.01.


                                              PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                        SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets

           Assets                                                                           7/2/95            3/31/96
                                                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents....................................................     $    1,872,919      $     3,906,946
     Accounts receivable..........................................................            608,515              561,432
     Inventories..................................................................            689,395              687,286
     Income taxes refundable......................................................            386,273              607,395
     Prepaid expenses.............................................................            377,884              412,026
           Total current assets...................................................          3,934,986            6,175,085

Property and equipment, net.......................................................         66,767,369           50,268,648
Assets scheduled for divestiture..................................................            381,651            5,173,568
Trademark and franchise rights, net...............................................          3,215,494            3,156,241
Deferred income taxes.............................................................            379,658            5,893,666
Other assets......................................................................            831,868            1,309,512
                                                                                       $   75,511,026      $    71,976,720
           Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term debt (note 4)...................................     $       36,000      $     1,329,929
     Accounts payable.............................................................          2,769,654            2,302,997
     Accrued payroll and bonuses..................................................          1,888,514            1,073,744
     Deferred income taxes........................................................             35,573              126,294
     Other accrued liabilities....................................................          1,806,888            1,553,527
     Accrued restructuring charges (note 3).......................................                 --            2,095,902
     Long-term debt under re-negotiation (note 4).................................                 --           18,441,071
           Total current liabilities..............................................          6,536,629           26,923,464

Long-term debt, less current portion (note 4).....................................         15,512,000                   --
Deferred compensation.............................................................             26,624               63,150
Commitments and contingencies.....................................................
Stockholders' equity:
     Preferred stock of $1.00 par value; authorized 1,000,000 shares;
             no shares issued.....................................................                 --                   --
     Common stock of $.01 par value; authorized 20,000,000 shares;
           issued 6,409,666 shares at 7/2/95 and 6,466,618 shares
           at 3/31/96.............................................................             64,097               64,666
Additional paid-in capital........................................................         35,747,731           36,004,596
Cumulative translation adjustment.................................................           (575,874)            (536,889)
Retained earnings.................................................................         24,428,382           15,829,072
                                                                                           59,664,336           51,361,445
Less cost of 812,457 shares at 7/2/95 and 842,252 shares at 3/31/96
           of common stock held in treasury.......................................         (6,228,563)          (6,371,339)
                                                                                           53,435,773           44,990,106
                                                                                       $   75,511,026      $    71,976,720






                                             SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                               Consolidated Statements of Operations
                                                            (Unaudited)


                                                                                            39-Week Period   39-Week Period
                                                                                            Ended 4/2/95     Ended 3/31/96
Revenues:
 ........................................................................................
      Restaurant sales .....................................................................  $ 58,476,822  $ 52,955,213
      Franchise ............................................................................       459,130       476,817
      Other ................................................................................       410,482       405,318
           Total revenues ..................................................................    59,346,434    53,837,348

Costs and expenses:
      Cost of sales ........................................................................    15,155,923    13,507,577
      Operating expenses ...................................................................    33,691,577    31,539,429
      General and administrative expenses ..................................................     4,198,291     4,427,464
      Depreciation and amortization ........................................................     4,009,948     3,748,123
      Restructuring charges (note 3) .......................................................          --      13,875,248
           Total costs and expenses ........................................................    57,055,739    67,097,841

Income (loss) from operations ..............................................................     2,290,695   (13,260,493)
Net interest expense .......................................................................       924,812       807,538

Income (loss) before income tax expense (benefit) ..........................................     1,365,883   (14,068,031)
Income tax expense (benefit) ...............................................................       324,274    (5,468,721)

Net income (loss) ..........................................................................  $  1,041,609  $ (8,599,310)

Net income (loss) per common share:
      Primary ..............................................................................         $. 18  ($      1.53)
      Fully diluted ........................................................................         $. 18  ($      1.53)

Weighted average common and common share equivalents outstanding:
      Primary ..............................................................................     5,686,517     5,606,291
      Fully diluted ........................................................................     5,692,124     5,606,291



                                             SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                               Consolidated Statements of Operations
                                                            (Unaudited)


                                                                                           13-Week Period   13-Week Period
                                                                                              Ended 4/2/95   Ended 3/31/96
Revenues:
 ........................................................................................
      Restaurant sales .....................................................................  $ 19,106,843  $ 16,889,558
      Franchise ............................................................................       142,529       151,622
      Other ................................................................................       116,329       139,094
           Total revenues ..................................................................    19,365,701    17,180,274

Costs and expenses:
      Cost of sales ........................................................................     4,779,568     4,478,776
      Operating expenses ...................................................................    10,824,999    10,023,493
      General and administrative expenses ..................................................     1,517,473     1,374,389
      Depreciation and amortization ........................................................     1,267,649     1,188,538
      Restructuring charges (note 3) .......................................................          --      13,875,248
           Total costs and expenses ........................................................    18,389,689    30,940,444

Income (loss) from operations ..............................................................       976,012   (13,760,170)
Net interest expense .......................................................................       315,782       292,840

Income (loss) before income tax expense (benefit) ..........................................       660,230   (14,053,010)
Income tax expense (benefit) ...............................................................       164,535    (5,410,724)

Net income (loss) ..........................................................................  $    495,695  $ (8,642,286)

Net income (loss) per common share:
      Primary ..............................................................................  $        .09  ($      1.54)
      Fully diluted ........................................................................  $        .09  ($      1.54)

Weighted average common and common share equivalents outstanding:
      Primary ..............................................................................     5,729,745     5,624,274
      Fully diluted ........................................................................     5,732,396     5,624,274










                                    SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                                                     39-Week
                                                                                                  Periods Ended

                                                                                          4/2/95
                                                                                    3/31/96

Cash flows from operating activities:
Net income (loss)........................................................       $       1,041,609          $(8,599,310)
    Adjustments to  reconcile  net income  (loss) to cash  provided by operating activities:
          Depreciation and amortization expense..............................               4,009,948         3,748,123
          Loss on disposal of property and equipment.........................                  15,222           144,809
          Deferred income taxes..............................................                (206,915)       (5,423,628)
          Restructuring charges..............................................                   --
          13,875,248
          Other, net.........................................................                  47,972           183,112
          Changes in assets and liabilities:
              Accounts receivable............................................                (209,235)           42,436
              Inventories....................................................                 282,02              2,109
              Income taxes receivable........................................                (126,783)         (221,416)
              Prepaid expenses...............................................                 (69,891)          (34,100)
              Other assets...................................................                 (85,816)         (752,786)
              Accounts payable...............................................                (522,032)         (467,130)
              Accrued payroll and bonuses....................................              (1,670,309)         (814,770)
              Other accrued liabilities......................................                 750,751          (253,361)
              Accrued restructuring charges..................................                   --              (405,297)
                  Net cash provided by operating activities..................               3,256,550          1,024,039

Cash flows from investing activities:
    Purchase of property and equipment.......................................              (2,591,339)        (3,569,117)








    Proceeds from sales of property and equipment ..............................      106,379       258,045
    Collection of notes receivable .............................................       59,721         6,092
                  Net cash used in investing activities ........................   (2,425,239)   (3,304,980)

Cash flows from financing activities:
    Borrowings from long-term debt .............................................      250,000     4,250,000
    Principal payments on long-term debt .......................................      (27,000)
                                                                                                    (27,000)
    Purchase of treasury shares ................................................     (370,695)
                                                                                                   (142,776)
    Proceeds from sale of common stock and exercise of employee
       stock options ...........................................................      144,564       236,434
                  Net cash provided by financing activities ....................       (3,131)
                                                                                                  4,316,658

Effects of exchange rate changes on cash and cash equivalents ..................      (21,726)
                                                                                                     (1,690)
Net increase in cash and cash equivalents ......................................      806,454
                                                                                                  2,034,027
Cash and cash equivalents at beginning of period ...............................    1,917,679
                                                                                                  1,872,919
Cash and cash equivalents at end of period .....................................  $ 2,724,133             $
                                                                                                  3,906,946
Interest paid (net of amounts capitalized) .....................................  $   653,224             $
                                                                                                    828,830
Income taxes paid (net of refunds collected) ...................................  $   657,871             $
                                                                                                    213,780

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Spaghetti Warehouse, Inc.

Dated: May 14, 1996                                 By: /S/Phillip Ratner
                                                       Phillip Ratner
                                                       Chairman and
                                                       Chief Executive Officer

 Dated: May 14, 1996

By: /S/ H. G. Carrington, Jr.
    H.G. Carrington, Jr.
    Executive Vice President and
    Chief Financial Officer

                                SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 31, 1996 and the consolidated results of operations and cash flows for the 39-week and 13-week periods ended March 31, 1996 and April 2, 1995. The condensed consolidated statement of operations for the 39-week and 13-week periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     2.  Accounting Policies

     During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

     1.  Restructuring Plan

     On  January  30,  1996,  the  Company's  Board  of  Directors   approved  a
     restructuring plan intended to strengthen the Company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996. The Company recorded a pre-tax charge of approximately $13.9 million in the third quarter of fiscal 1996 to cover costs related to the execution of this plan. These plan costs include the write-down of property and equipment to its net realizable value, severance packages and various other store closing obligations. As of March 31, 1996, the remaining balance of accrued restructuring charges was approximately $2.1 million, which management believes is adequate to complete the restructuring plan by the end of fiscal 1997. The Company completed the sale of three of the closed properties subsequent to March 31, 1996 and is currently negotiating the disposal of the remaining closed properties.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     1.  Debt

     As of March 31, 1996, the Company failed to meet the fixed charge coverage covenant requirement contained in its Amended and Restated Loan Agreement with two banks. The Company, which presently has $19.75 million outstanding under such agreement, is currently negotiating with its lenders to amend the terms of its borrowing arrangements and to obtain a waiver for this event of technical default.

     Although management is optimistic that terms of the loan agreement will be amended in a manner which will provide a waiver for this event of technical default, the ultimate outcome of the negotiation is not known at this time. Generally accepted accounting principles require that all such debt be classified as current until definitive agreements are reached. Accordingly, $18.4 million of long-term debt under re-negotiation has been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 1996.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents expenses as a percentage of total revenues for
certain  selected   financial  data  included  in  the  Condensed   Consolidated
Statements of Operations.


                                                              39-Week                    13-Week
                                                           Periods Ended              Periods Ended
                                                        4/2/95       3/31/96      4/2/95       3/31/96


Revenues...........................................      100.0%       100.0%       100.0%       100.0%

Costs and expenses:
      Cost of sales................................       25.5         25.1         24.7         26.1
      Operating expenses...........................       56.8         58.6         55.9         58.3
      General and administrative expenses..........        7.1          8.2          7.8          8.0
      Depreciation and amortization................        6.7          6.9          6.6          6.9
      Restructuring charges........................         --         25.8           --         80.8

         Total costs and expenses..................       96.1        124.6         95.0        180.1

Income (loss) from operations......................        3.9      (24.7)           5.0      (80.1)
Net interest expense...............................        1.6          1.5          1.6          1.7

Income (loss) before income taxes..................        2.3      (26.1)           3.4      (81.8)
Income tax expense (benefit).......................        0.5      (10.1)           0.8      (31.5)

Net income (loss)..................................        1.8%    (16.0%)           2.6%    (50.3%)



Results of Operations

   Revenues

     Revenues for the third quarter of fiscal 1996 decreased $2.2 million, or 11.3%, in comparison to the same quarter of the preceding year. This decrease is attributed to a $1.7 million reduction in sales from the closure of seven under-performing restaurants in February 1996, coupled with a 2.1% decline in sales experienced by the 28 restaurants opened prior to July 4, 1994 that were also open at the end of the third quarter (annual same-stores). The decline in annual same-store sales was the result of a 5.3% decline in customer counts offset by a 3.3% increase in check average.

     Revenues for the 39 weeks ended March 31, 1996 decreased $5.5 million, or 9.3%, compared to the same period last year. This decrease is the result of a 5.4% decrease in annual same-store sales, the $1.7 million reduction in sales due to the closure of seven underperforming restaurants in February 1996, and $.4 million in lost sales due to the temporary closure of the Marietta and Addison restaurants for their conversions to other concepts. The 39-week decline in annual same-store sales was the result of a 9.9% decline in customer counts offset by a 5.0% increase in check average.

     Management attributes the quarterly decline in annual same-store customer counts to periods of unusually severe winter weather in January and early February and to increased competition within the casual dining and Italian restaurant segments. The increase in samestore check averages is attributed to the addition of new menu items and moderate price increases made to selected menu items over the last 12 months.

   Costs and Expenses

     Cost of Sales

     Cost of sales as a percentage of revenues were 26.1% for the current quarter compared to 24.7% for the same quarter last year. The current quarter increases are attributed to higher food costs incurred at the new Spaghetti Warehouse Italian Grill and Cappellini's concepts, recent price increases on certain raw material costs, and to higher food costs on new shrimp entrees promoted during the months of February and March.

     For the 39 weeks ended March 31, 1996, cost of sales as a percentage of revenues were 25.1% compared to 25.5% during the same period last year. The 39-week decrease in cost of sales as a percentage of revenues is due to the utilization of a new theoretical food cost system and to the increase in check average over the prior year.

     Operating Expenses

     Operating expenses as a percentage of revenues were 58.3% for the current quarter as compared to 55.9% for the same quarter last year. This increase is attributed to a significant increase in marketing expenditures over the third quarter of last year and to higher labor costs at the newly opened Cappellini's concept.

     For the 39-week period ended March 31, 1996, operating expenses as a percentage of revenues were 58.6% compared to 56.8% in the same period last year. Much of the current year increase is attributed to the relatively fixed nature of certain operating expenses, including management labor, kitchen labor and occupancy costs, relative to the 39-week decline in annual same-store sales volumes. The remaining change in operating costs for the current nine-month period is due to increases in marketing expenditures in comparison to the same period last year.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of revenues were 8.0% for the current quarter compared to 7.8% in the same quarter last year. The relatively fixed nature of certain G&A expenses, relative to the reduction in total revenues, contributed to the increase in G&A as a percentage of total revenues. Third quarter G&A costs actually decreased by $143,084, or 9.4%, in comparison to the same quarter last year.

     G&A expenses as a percentage of revenues were 8.2% in the current 39-week period compared to 7.1% in the same period last year. Much of the current year increase is due to the somewhat fixed nature of certain G&A expenses relative to the 39-week decline in total revenues. Additionally, increased marketing research costs and a non-cash write-off of certain costs incurred in the preparation of the Addison property for its conversion to Cappellini's also contributed to the 39-week increase in G&A expenses as a percentage of total revenues.

     Depreciation and Amortization (D&A)

     D&A as a percentage of revenues was 6.9% for the current quarter as compared to 6.6% for the same quarter last year. For the 39 weeks ended March 31, 1996, D&A as a percentage of revenues was 6.9% compared to 6.7% for the same period last year. These increases as a percentage of revenues are due to additional depreciation incurred on new restaurant point-of-sale (POS) equipment and to the fixed nature of depreciation relative to the decline in annual same-store sales volumes. The 39-week increases were offset by decreases in pre-opening amortization on new stores resulting from a reduction in the Company's new unit expansion rate.

     Restructuring Charges

     On January 30, 1996, the Company's Board of Directors approved a restructuring plan intended to strengthen the company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996. The seven stores closed include those previously located in Hartford, Connecticut; Providence, Rhode Island; Buffalo, New York; Rochester, New York; Columbia, South Carolina; Greenville, South Carolina and Little Rock, Arkansas. The Company recorded a pre-tax charge of $13,875,248 in the third quarter of fiscal 1996 to cover costs related to the execution of this plan.

Net Interest Expense

     The Company incurred net interest expense of $292,840 during the third quarter of fiscal 1996 compared to $315,782 during the same quarter last year. For the 39 weeks ended March 31, 1996, net interest expense was $807,538 compared to $924,812 in the same period last year. These current year decreases are attributed to decreases in average debt outstanding under the Company's credit facilities in comparison to the prior year.

Income Taxes

     The Company's fiscal 1996 effective income tax rates were 38.5% and 38.9% for the third quarter and year-to-date, respectively, compared to 24.9% and 23.7% in the same periods last year. Prior year rates were below statutory rates due primarily to an increased utilization of the federal FICA tax tip credit. The Company reported tax benefits in both the quarter and nine-month periods ended March 31, 1996 due to fiscal 1996 restructuring charges that have been deferred for future tax years.

Liquidity and Capital Resources

     Due to the classification of $18.4 million in long-term debt as a current liability as of March 31, 1996, the Company's working capital deficit increased from $2.6 million on July 2, 1995 to $20.7 million on March 31, 1996. Excluding the aforementioned classification of long-term debt as a current liability, the Company is currently operating with a working capital deficit which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $1.0 million for the first 39 weeks of fiscal 1996 compared to $3.3 million for the same period last year. This decrease is attributed to the decline in current year earnings, cash expenses incurred in relation to the restructuring plan, and to changes in certain components of working capital.

     In March 1996, the Company amended certain provisions of its Amended and Restated Loan Agreement with two banks, thus reducing the total amount available thereunder from $30.0 million to $22.5 million. Additionally, a covenant was added which requires the Company to meet a certain funded debt to cash flow ratio prior to borrowing any additional funds under such agreement.

     Debt outstanding on March 31, 1996 consisted primarily of amounts borrowed under the Company's Amended and Restated Loan Agreement, including a $15.0 million fixed rate term loan and $4.75 million floating rate revolving credit facility. Because the Company failed to meet the fixed charge coverage requirement contained in its Amended and Restated Loan Agreement at March 31, 1996, it is currently negotiating with its lenders to amend the terms of its borrowing arrangements and to obtain a waiver for this event of technical default.

     Although management is optimistic that terms of the loan agreement will be amended in a manner which will provide a waiver for this event of technical default, the ultimate outcome of the negotiation is not known at this time. Generally accepted accounting principles require that all such debt be classified as current until definitive agreements are reached. Accordingly, $18.4 million of long-term debt under re-negotiation has been classified as a current liability as of March 31, 1996.

     Capital expenditures were $3.6 million for the first nine months of fiscal 1996 compared to $2.6 million for the same period last year. Fiscal 1996 expenditures consist primarily of renovations and additions made to three existing Spaghetti Warehouse restaurants, replacement of point-of-sale (POS) equipment in five restaurants, and costs relating to the conversion of three of its locations to new concepts.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. The Company has repurchased 780,952 shares of common stock under this program since its inception, including 29,795 shares in fiscal 1996. Further repurchases under this program are dependent upon various business and financial considerations.

     On March 3, 1996 the Company converted its second restaurant to the "Spaghetti Warehouse Italian Grill" at its Plano, Texas location. This re-engineered version of the existing Spaghetti Warehouse concept features new decor, an expanded menu, and patio dining. The menu was broadened to include grilled entrees, sandwiches, pizza, and a larger variety of appetizers. Additionally, existing menu items were reformulated to enhance taste profiles, and portion sizes were increased to improve the price/value relationship offered to the customer. Based on favorable sales and operating results achieved thus far in both the Marietta and Plano Italian Grill locations, the Company recently converted its Bedford, Texas location into the Italian Grill format. Management intends to evaluate the results of all three Grill locations carefully as fiscal 1997 development plans are formulated.

     In a separate endeavor, the Company's newest concept called "Cappellini's" opened on January 23, 1996 in Addison, Texas. The Company's previous Addison Spaghetti Warehouse was closed on October 23, 1995 to undergo conversion to the Cappellini's concept. Cappellini's is an upscale restaurant featuring authentic Italian dishes prepared fresh to order, served in family-style portions. Cappellini's is designed to generate check averages and revenues significantly greater than the traditional Spaghetti Warehouse restaurant. Although sales trends have shown steady improvement since its opening, Cappellini's posted an operating loss during the third quarter of fiscal 1996.

     In addition to the conversion of the Bedford, Texas location into the Italian Grill, the Company plans to continue to make necessary replacements and upgrades to its existing restaurants and information systems. Total planned capital expenditures relating to all projects during the next 12 months are currently $2.0 million. Cash flow from operations and current cash balances are expected to be sufficient to fund planned capital expenditures and the share repurchase program for the next 12 months.

                                       PART II - OTHER INFORMATION


Item 3.       DEFAULTS UPON SENIOR SECURITIES

     As of March 31, 1996, the Company failed to meet the fixed charge coverage covenant requirement contained in its Amended and Restated Loan Agreement with two banks. The Company, which presently has $19.75 million outstanding under such agreement, is currently negotiating with its lenders to amend the terms of its borrowing arrangements and to obtain a waiver for this event of technical default.



Item 6.       EXHIBITS

                  Exhibit
                  Number:                   Document Description

10.35
Amendment No. 3, dated March 31, 1996, to the Amended and Restated Loan Agreement, dated as of November 1,1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A., and NationsBank of Texas, N.A., and Amendment No. 1 thereto, dated December 21, 1993, and Amendment No. 2 thereto, dated February 9, 1995.

                    27.1            Financial Data Schedule