Form 10-K
period 1996-06-30
SPAGHETTI WAREHOUSE INC
filed 1996-09-20
CIK 775298

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from     to

Commission File Number 1-10291


                           SPAGHETTI WAREHOUSE, INC.
            (Exact name of registrant as specified in its charter)

                    TEXAS                             75-1393176
            (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)

                402 WEST I-30
               GARLAND, TEXAS                           75043
           (Address of principal executive            (Zip Code)
                       offices)

      Registrant's telephone number, including area code:  (972) 226-6000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the New York Stock Exchange, Inc. on September 13, 1996 was $24,711,553. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of September 13, 1996, 5,632,140 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held October 29, 1996, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

     The Company operates 30 restaurants under three concepts using the names "The Spaghetti Warehouse," "Spaghetti Warehouse Italian Grill," and "Cappellini's." The Spaghetti Warehouse and Spaghetti Warehouse Italian Grill concepts are full-service restaurants serving high-quality, value-priced, classic Italian food in a casual atmosphere. Cappellini's offers an up-scale Italian dining experience featuring chef-prepared entrees served in large portions, designed for sharing. The Company also operates a joint-venture restaurant, and franchises six restaurants in Canada under the name "The Old Spaghetti Factory." Each of the Company's restaurants offer a memorable dining experience by serving freshly prepared products in a casual and relaxing atmosphere.

     The Company owns Old Spaghetti Factory Canada Ltd., the franchisor of Old Spaghetti Factory restaurants in Canada, and the trademark rights to the Old Spaghetti Factory concept in Canada. These Canadian restaurants have a similar restaurant concept and menu to the Company's Spaghetti Warehouse restaurant concept and menu in the United States. The Company intends to expand the Old Spaghetti Factory restaurants within Canada by means of Company or joint-venture owned, and franchised Old Spaghetti Factory restaurants. Old Spaghetti Factory Canada Ltd. is not related to OSF International, which operates restaurants under the name "The Old Spaghetti Factory" in the United States, Japan and Germany.

     The following table sets forth, for the periods indicated, selected restaurant information.

                                                                       YEAR ENDED
                                                 -----------------------------------------------------------
                                                  JULY 4,     JULY 4,     JULY 3,     JULY 2,     JUNE 30,
                                                   1992*       1993        1994        1995        1996
                                                 --------    --------    --------    --------    ---------
                                                     (SALES AND CUSTOMER COUNT DATA SHOWN IN THOUSANDS)
    Sales per restaurant open for full year:
      Average ...............................     $2,700      $2,460      $2,246      $2,109      $2,173
      High ..................................     $4,459      $4,301      $4,300      $4,494      $4,546
      Low ...................................     $1,689      $1,493      $1,234      $1,048      $1,514

    Check average per customer, including
    alcoholic beverages (all stores):
      Lunch .................................     $ 6.08      $ 6.18      $ 6.19      $ 6.40      $ 6.73
      Dinner ................................     $ 8.43      $ 8.45      $ 8.41      $ 8.32      $ 8.64

    Total customer count ....................      6,964       8,297       9,835       9,920       8,470

    Average customer count per restaurant
    open for full year ......................        346         307         287         269         266
    Percentage change from prior year .......        1.3%      (11.1%)      (6.5%)      (6.3%)      (1.1%)

    Restaurants open for full year ..........         18          24          31          36          29
    Restaurants open at year end ............         25          31          36          37          30

    *  The fiscal year ended July 4, 1992 was comprised of 53 weeks.

RESTAURANT CONCEPTS

     THE SPAGHETTI WAREHOUSE

     Spaghetti Warehouse restaurants are full-service, family-oriented restaurants serving high quality, value-priced, classic Italian food in a casual atmosphere. The Company currently operates 24 Spaghetti Warehouse restaurants in 11 states. Each of the Company's Spaghetti Warehouse restaurants offer a memorable dining experience amid a decor of authentic, unusual and eclectic antiques and memorabilia. The Company's first Spaghetti Warehouse restaurant opened in Dallas, Texas in 1972.

     The Spaghetti Warehouse menu includes spaghetti entrees with a choice of nine sauces and five pastas, meat and vegetable lasagna, ravioli, cannelloni, manicotti, baked ziti, fettucini alfredo, hand-rolled meatballs, Italian sausage, veal, chicken and eggplant parmigiana, deli sandwiches and combination platters called "feasts." The menu also includes soups, appetizers, house and Caesar salads, desserts, soft drinks, alcoholic beverages, including many locally available imported beers, and genuine San Francisco sourdough bread shipped from California. The Company endeavors to serve a uniformly high-quality product by preparing most menu items fresh daily. In order to provide maximum customer value perception, emphasis is placed on serving substantial portions of quality food at modest prices. Entree selections, which include soup or salad and San Francisco sourdough bread, currently range in price from $3.69 to $7.99 during lunch and $4.19 to $8.99 during dinner.

     Full alcoholic beverage service is available at the Company's restaurants. Because of the family atmosphere of Spaghetti Warehouse restaurants, alcoholic beverages are served primarily at the dining table with meal service. A bar area is located adjacent to the dining area, primarily to accommodate customers waiting for dining tables. The Company adheres to a strict program requiring moderation in the service and consumption of alcoholic beverages. During the fiscal years ended June 30, 1996, July 2, 1995, and July 3, 1994, sales of alcoholic beverages accounted for approximately 9%, 10% and 11% of the Company's revenues, respectively, which, in each case, is less than the industry average for full-service restaurants. Management attributes the decline in sales of alcoholic beverages to consumer trends of reduced alcohol consumption.

     Many of the Company's restaurants are located in distinctive, older, restored buildings in urban locations. Dining room seating capacity in the traditional downtown Spaghetti Warehouse restaurant ranges from approximately 300 to 600 persons, with an average dining room seating capacity of approximately 450. The typical traditional downtown Company restaurant has approximately 15,200 square feet devoted to restaurant use, including kitchen and storage.

     The Company opened its first suburban Spaghetti Warehouse restaurant in Marietta, Georgia in August 1987. In January 1993, the Company opened its second Spaghetti Warehouse suburban restaurant in Addison (Dallas), Texas. Additional suburban restaurants similar to the Addison design containing approximately 9,600 square feet and 300 seats, have been opened in Elk Grove Village (Chicago) and Aurora (Chicago), Illinois, as well as Plano (Dallas), Arlington (Fort Worth), Stafford (Houston) and Willowbrook (Houston), Texas. The Company's last suburban restaurant located in Bedford (Fort Worth), Texas, which opened in October 1994, incorporated a new design and smaller investment in comparison to the previous suburban restaurants.

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

     SPAGHETTI WAREHOUSE ITALIAN GRILL

     The Spaghetti Warehouse Italian Grill is an updated version of the Company's existing Spaghetti Warehouse concept. The Company currently operates five Italian Grill restaurants in two states. The Italian Grill features updated decor, an expanded menu and improved customer value. The Italian Grill's expanded menu features grilled meats and fish, pizza, and a larger selection of appetizers and salads. Traditional Spaghetti Warehouse menu items have been improved to enhance taste profiles and presentations. Additionally, portion sizes have been increased to improve the price/value relationship.

     Entree prices at the Italian Grill currently range from $3.99 to $12.99 at lunch and $4.49 to $12.99 at dinner. In addition to traditional Spaghetti Warehouse menu items, the Italian Grill offers grilled chicken, halibut, pork chops and New York strip steak, four pizza selections, chicken and veal marsala, shrimp alfredo, shrimp marinara and chicken cacciatore. Although Italian Grill check averages per customer are approximately 10% higher than the original Spaghetti Warehouse concept, much of this increase is given back to the customer in the form of increased portions and improved plate presentations. An expanded selection of wine and beers has contributed to an increase in alcoholic beverage sales at Italian Grill units.

     The first Italian Grill conversion was completed at the Company's Marietta, Georgia location on November 1, 1995. Based on favorable sales results and customer response at the Marietta Italian Grill, subsequent conversions were completed at the Company's Plano (Dallas) and Bedford (Fort Worth), Texas locations during the fiscal year ended June 30, 1996. The Stafford (Houston) and Austin, Texas locations were converted to the Italian Grill format during the first quarter of fiscal 1997. In addition to the Stafford and Austin locations, a minimum of four additional Italian Grill conversions are currently planned for the remainder of fiscal 1997.

     CAPPELLINI'S

     Cappellini's is a full-service, upscale restaurant featuring authentic Italian dishes prepared fresh to order, served in large portions intended for sharing. Menu items include appetizers, fresh salads, seafood, steaks, chicken and pasta entrees and made from scratch desserts. Entrees range in price from $7.95 to $24.95.

     Cappellini's opened on January 23, 1996 in the Company's previous Addison (Dallas), Texas Spaghetti Warehouse location. The Addison Spaghetti Warehouse was closed on October 23, 1995 to undergo conversion to the Cappellini's concept. Although Cappellini's was designed to generate check averages and revenues significantly greater than the traditional Spaghetti Warehouse restaurant, it has not yet produced sufficient revenues in order to sustain profitable operations. The Company currently does not plan to open or convert any additional locations to the Cappellini's concept during fiscal 1997.

FUTURE EXPANSION

     The Company does not currently intend to open or begin construction on any new Company-operated restaurants during fiscal 1997. The Company's long-term objective, nevertheless, is to commence expansion by opening additional Company-operated restaurants subsequent to fiscal 1997. The Company anticipates expanding Italian Grill restaurants subsequent to fiscal 1997 predominantly in the Midwest, Southwest and Central United States and Old Spaghetti Factory restaurants in Canada. There can be no assurance, however, that the Company will be able to achieve these objectives.

     The Company plans to convert additional Spaghetti Warehouse units to the Italian Grill format over the next several years. The Company currently intends to convert a minimum of six Spaghetti Warehouse units to the Italian Grill concept during fiscal 1997. Italian Grill development plans beyond fiscal 1997 will be made based on operating results achieved in the current Italian Grill units.

FRANCHISING

     The Company has developed a franchise program under which it has attracted three franchisees in the United States. Currently operating franchise units include those located in Wichita, Kansas; Newport News, Virginia; and Columbia, South Carolina. Additionally, the Company has executed a contract to sell its Richmond, Virginia restaurant to its Virginia franchisee during the second quarter of fiscal 1997. The franchise located in Knoxville, Tennessee closed during fiscal 1996 due to unsatisfactory operating results. The Wichita franchise operates under the original Spaghetti Warehouse format, while both the Newport News and Columbia units operate under the Italian Grill format. The Richmond unit will also operate under the Italian Grill format upon completion of its sale.

     Franchisees pay an initial franchise fee of $35,000 per unit, and pay ongoing royalty fees and marketing fees of 3.5% and 0.5% of restaurant sales, respectively. The Company generally does not plan to grant franchises in markets containing Company-operated restaurants or in markets that it has reserved for future Company-operated restaurants. This strategy is designed to enable the Company to expand the number of Spaghetti Warehouse and Italian Grill restaurants without significant capital outlays and to expand into new markets that the Company does not intend to develop with Company-operated restaurants in the near future. The Company has limited experience in franchising, and there is no assurance that any additional franchise agreements will be consummated.

RESTAURANT OPERATIONS

     All Spaghetti Warehouse and Italian Grill restaurants are operated under uniform standards and specifications set forth in the Company's operating manual and internal procedures memoranda. The standards govern the restaurants' operation of the kitchen, dining room and bar area; repair and maintenance of premises and equipment; and the administration, training and conduct of restaurant personnel. The Company also emphasizes uniform standards for product quality, facility maintenance, portion control, sanitation and customer service. The Company requires franchisees to maintain these same uniform standards. The Company maintains financial, accounting and management controls for its restaurants through the use of centralized accounting and information systems.

RESTAURANT MANAGEMENT

     The Company emphasizes both quality and efficiency in its operations. Operational standards are set through the development of annual business plans and are maintained by restaurant management personnel and operations directors. Each operations director is generally responsible for nine to 11 restaurants. Each restaurant staff consists of a general manager, a senior kitchen manager, three to five assistant managers and 65 to 150 hourly employees. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and quality, cost control, restaurant maintenance and personnel relations. In order to control labor costs, the managers use customer count forecasts and employee work-schedule systems designed to match employee work hours to anticipated customer traffic. Each restaurant also has an inventory control system designed to aid the manager in food cost and waste control, as well as in the evaluation of purchasing needs. A restaurant manager receives a fixed salary plus a bonus based upon the sales and profitability of the restaurant under his or her supervision. Operations directors and general managers who exhibit superior performance are also eligible for stock options.

PURCHASING

     The Company uses its own standardized recipes for menu items in all of its restaurants to ensure uniform quality and freshness. The Company's ability to maintain consistent product quality throughout its chain of restaurants depends upon acquiring specified food products and related items from reliable sources, and involves negotiating purchases directly from manufacturers to obtain reduced prices. The Company has a contract with a national wholesale distributor to deliver the majority of the non-perishable and frozen food products used in its Spaghetti Warehouse and Italian Grill restaurants. The use of a national distributor has helped to reduce average restaurant inventory levels. Food products and related restaurant supplies not purchased through the national wholesale distributor are purchased from independent wholesale food distributors and manufacturers, while other items, including fresh produce, dairy and some meat products, are purchased locally by each restaurant. The Company does not maintain a central product warehouse or commissary. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which the Company's restaurants are located.

ADVERTISING AND MARKETING

     The Company's primary markets are the business trade for lunch and the family trade for dinner. In addition to word-of-mouth advertising, the Company relies primarily on radio, print, and billboard advertising and special promotions to increase customer traffic and sales. The Company's marketing department develops and implements Company-wide and local promotions emphasizing value, menu variety, food quality and fun. Emphasis is also placed on local community involvement. During the fiscal year ended June 30, 1996, the Company's expenditures for advertising (including local promotions) were approximately 4.6% of revenues.

GOVERNMENT REGULATION

     The Company is subject to various Federal, state and local laws affecting its business. The Company's restaurants are subject to health, sanitation and safety standards, as well as state and local licensing and regulation with respect to the sale and service of alcoholic beverages. The sale and service of alcoholic beverages is material to the business of the Company, and as such, the failure or delay in receiving or retaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not encountered any material problems relating to alcoholic beverage licenses and permits to date. In certain states, the Company is subject to "dram-shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability insurance coverage as part of its existing comprehensive general liability insurance.

     Management is not aware of any Federal or state environmental regulations that have had a material effect on the Company's operations to date. However, more stringent and varied requirements of local governmental bodies with respect to waste disposal, zoning, construction and land use have increased both the cost of and the time required for construction of new restaurants and the cost of operating existing Company restaurants.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. Because a substantial number of the Company's food service personnel are paid at rates related to the Federal minimum wage, the recent increase in the Federal minimum wage passed by Congress, which becomes effective October 1, 1996, will cause a corresponding increase in the Company's labor costs. The Company intends to pass on these increased labor costs through selective menu price increases; however, due to the competitive environment of the restaurant industry, there can be no assurance that the Company will be able to accomplish this. Furthermore, the Company also operates in states with minimum wage rates in excess of the Federal minimum requirement, thus causing the Company to incur higher labor costs in those markets.

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

SERVICE MARKS AND PATENTS

     The Company has registered "SPAGHETTI WAREHOUSE & Design," "THE SPAGHETTI WAREHOUSE & Design," "PASTA POWER & Design," "THE SPAGHETTI WAREHOUSE," "OCTOBERFEAST," "THE SPAGHETTI WAREHOUSE GREAT ITALIAN FOOD. ALL-AMERICAN FUN. & Design," and "THE SPAGHETTI WAREHOUSE RESTAURANT & Design" service marks with the U.S. Patent and Trademark office. The Company has applied for registration of "CAPPELLINI'S, CAPPELLINI'S (stylized)" and "THE SPAGHETTI WAREHOUSE ITALIAN GRILL & Design" service marks with the U.S. Patent and Trademark office. The Company also has 10 registered state service marks. The range of expiration dates of the initial terms of the Company's federally registered service marks is from 2000 to 2010. The Company intends to renew these service mark registrations.

     The range of initial and renewal terms of the Company's Canadian service mark registrations in connection with the Old Spaghetti Factory restaurant concept in Canada is from 2003 to 2006. The Company intends to renew these service mark registrations.

     The Company currently has 40 registered service marks and six applications pending for service marks in 16 foreign countries. The Company does not currently anticipate that it will be using its service marks in foreign countries other than Canada during the next 12 months. The Company generally intends to renew the terms of those registered service marks that it deems of value at the time of renewal.

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

EMPLOYEES

     The Company presently employs approximately 800 persons on a full-time basis, 45 of whom are corporate management and staff personnel and 755 of whom are restaurant personnel. The Company also employs approximately 1,800 part-time restaurant employees. Except for corporate and restaurant management personnel, employees are generally paid on an hourly basis. Company restaurants employ an average of 20 full-time and 60 part-time hourly employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike or labor dispute. The Company believes that its working conditions and compensation arrangements compare favorably with its competition and considers relations with its employees to be satisfactory. Restaurant managers are paid a base salary, plus incentive compensation, which is contingent upon achieving certain objectives. The Company believes that managers who produce superior economic results and deliver quality customer experiences earn more at the Company than the average compensation in the industry for similar positions and experience levels.

COMPETITION

     The restaurant business is highly competitive, and competition in the Italian restaurant segment has increased in recent years. The Company believes that the primary competitive concerns in its business are the variety, quality and price of the food offered, the quality of the service provided by the restaurant's employees, and the location and atmosphere of the restaurant. The business of the Company is also affected by general economic conditions, changes in consumer tastes, population, traffic patterns, and spending habits of consumers. The Company competes with various food service operations in each of its markets, including locally owned restaurants, as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources than the Company. The Company believes that its competitive position depends upon its ability to offer and maintain its quality food, unusual decor, a moderately priced menu and a comfortable full-service, family-oriented dining atmosphere. There is also active competition for quality management personnel and desirable commercial real estate sites suitable for restaurants. Management believes that financial resources and size are important factors in obtaining suitable sites, and that such factors, as well as compensation, are important in attracting quality management personnel.

ITEM 2.   PROPERTIES.

     The Company owns 21 and leases space for nine of its Company-operated restaurants. One of the Company's owned restaurants is subject to a ground lease. The Company also owns its corporate office headquarters/warehouse facilities, comprised of two buildings containing a combined total of approximately 30,000 square feet of space, which are situated on approximately
2.5 acres of land in Garland, Texas, a suburb of Dallas. None of the Company's properties are encumbered by mortgage indebtedness, except for a parking lot adjacent to the San Antonio restaurant. The Company believes that its corporate office/warehouse facilities are adequate to meet its requirements through at least fiscal 1997 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

     The Company's restaurant leases, including renewal options, expire at various times from 2007 to 2027, and generally provide for minimum annual rentals and, in five cases, for payment of additional rent based on a percentage of restaurant sales. Five of the Company's leases provide for a preferential right of first refusal upon sale of the property. The Company is required to pay real estate taxes, insurance, maintenance expenses and utilities under substantially all of its leases. The Company depends on short-term leases for parking at 10 of its 30 restaurants. There can be no assurance that adequate parking will continue to be available, or that the lack of such parking will not have an adverse impact on the operations of the respective restaurants.

ITEM 3.   LEGAL PROCEEDINGS.

     On August 11, 1995, Elizabeth Bright and Thomas C. Bright III, the principal shareholders in Bright-Kaplan International Corporation ("BK"), filed a lawsuit against the Company in the Circuit Court of Hamilton County, Tennessee. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. Mr. & Mrs. Bright claim that the Company misrepresented and concealed numerous material facts in order to induce them to enter into a franchise agreement and that the Company engaged in deceptive trade practices. Mr. & Mrs. Bright are seeking damages in excess of $2.5 million and are seeking trebling of such damages under the Texas Deceptive Trade Practices Act. In addition to this lawsuit, BK has submitted a claim against the Company to the American Arbitration Association in Dallas, Texas based substantially on the same allegations contained in the lawsuit mentioned above. BK is seeking damages in excess of $9.0 million from this arbitration claim. On January 3, 1996, upon the Company's application, the Circuit Court judge ordered that the lawsuit be stayed until resolution of the arbitration proceedings with the American Arbitration Association. The arbitration hearing is currently scheduled to be completed in October 1996, with a decision from the arbitrators expected at the end of the second quarter of fiscal 1997.

     The Company is also involved in other routine litigation from time to time. Such other litigation in which the Company is currently involved is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SWH."

     The following table sets forth the range of quarterly high and low closing sale prices on the New York Stock Exchange since July 4, 1994.

                                                  HIGH      LOW
                                                 ------   -------
Fiscal year ending July 2, 1995:
         First Quarter                           7 1/4     5 5/8
         Second Quarter                          6 3/8     4 3/4
         Third Quarter                           6 3/8     4 3/4
         Fourth Quarter                          6 1/8     5 1/4

Fiscal year ending June 30, 1996:
         First Quarter                           5 3/4     4 3/4
         Second Quarter                          5 1/8     4 5/8
         Third Quarter                           5 3/4     4 5/8
         Fourth Quarter                          5 3/4     5 1/4

Fiscal year ending June 29, 1997:
         First Quarter (through September 13)    5 5/8     4 3/4

     As of September 13, 1996, the Company estimates that there were approximately 4,200 beneficial owners of the Company's Common Stock, represented by approximately 665 holders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 1996. The selected financial data under the captions "Operations Statement Data" and "Balance Sheet Data" for periods prior to and including July 3, 1994, are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and for periods subsequent to July 3, 1994, are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial Statements as of July 3, 1994, July 2, 1995, and June 30, 1996, and for each of the years in the three-year period ended June 30, 1996, and the independent auditors' reports thereon, are included elsewhere in this Report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                               YEAR ENDED
                                                         -------------------------------------------------------------
                                                            July 4,      July 4,    July 3,     July 2,    July 30,
                                                             1992         1993       1994        1995       1996
                                                         ----------   ----------  ---------  ----------  ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)
OPERATIONS STATEMENT DATA:
Revenues .............................................    $  55,377    $  66,443  $  78,384   $  78,956   $  70,957
                                                          ---------    ---------  ---------   ---------   ----------

Costs and expenses:
 Cost of sales .......................................       13,508       16,517     19,749      20,036      17,965
 Operating expenses ..................................       28,843       35,453     44,221      44,768      41,122
 General and administrative ..........................        3,418        3,677      5,447       5,619       5,767
 Depreciation and amortization .......................        3,264        4,815      5,843       5,251       4,871
 Restructuring charges ...............................           --           --         --          --      13,875
 Loss (gain) on asset scheduled for divestiture.......          --          143         50          --         (47)
 Unusual charge ......................................           --           --         --         600          --
 Loss on closed restaurant ...........................           --          359         --          --          --
                                                          ---------    ---------  ---------   ---------   ---------
       Total costs and expenses ......................       49,033       60,964     75,310      76,274      83,553
                                                          ---------    ---------  ---------   ---------   ---------

Income (loss) from operations ........................        6,344        5,479      3,074       2,682     (12,596)
Net interest income (expense) ........................          680           20       (904)     (1,198)     (1,045)
                                                          ---------    ---------  ---------   ---------   ---------

Income (loss) before income tax expense ..............        7,024        5,499      2,170       1,484     (13,641)
 (benefit)
Income tax expense (benefit) .........................        1,596        1,493        461         234      (5,308)
                                                          ---------    ---------  ---------   ---------   ---------
Net income (loss) ....................................    $   5,428    $   4,006  $   1,709   $   1,250   $  (8,333)
                                                          =========   ==========  ---------   =========   =========

Net income (loss) per common share (1):
 Primary .............................................    $    0.84    $    0.62 $     0.28   $    0.22   $   (1.49)
                                                          =========    ========= ==========   =========   =========
 Fully diluted .......................................    $    0.84    $    0.62 $     0.28   $    0.22   $   (1.49)
                                                          =========    ========= ==========  ==========  ==========
Weighted average common and common share
 equivalents outstanding (1):
 Primary .............................................        6,495        6,445      6,069       5,697       5,611
 Fully diluted .......................................        6,495        6,445      6,069       5,697       5,611

BALANCE SHEET DATA:
 Cash and cash equivalents ...........................    $  10,830    $   1,600 $    1,918   $   1,873    $  8,065
 Working capital (deficit) (2) .......................        8,499          (95)    (3,154)     (2,602)     (3,005)
 Total assets ........................................       57,913       70,693     78,648      75,511      71,368
 Long-term debt ......................................          156        9,620     18,584      15,548      19,762
 Stockholders' equity ................................       52,154       55,979     52,482      53,436      45,250

RESTAURANT DATA:
 Company-owned restaurants open for full year.........           18           24         31          36          29
 Company-owned restaurants open at end of year........           25           31         36          37          30

_______________________

(1) See Note 1 (m) of Notes to Consolidated Financial Statements.
(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table presents, for the fiscal periods indicated, certain selected financial data as a percentage of total revenues.

                                            PERCENTAGE OF TOTAL REVENUES
                                                 FISCAL YEAR ENDED
                                         ----------------------------------
                                          JULY 3,    JULY 2,    JUNE 30,
                                            1994       1995       1996
                                           ------     ------     ------
Revenues ...............................   100.0%     100.0%     100.0%
                                           -----      -----      -----

 Costs and expenses:
  Cost of sales ........................    25.2       25.4       25.3
  Operating expenses ...................    56.4       56.7       58.0
  General and administrative expenses ..     6.9        7.1        8.1
  Depreciation and amortization ........     7.5        6.6        6.9
  Restructuring charges ................      --         --       19.6
  Loss (gain) on asset scheduled for ...     0.1         --       (0.1)
  divestiture ..........................
  Unusual charge .......................      --        0.8         --
                                           -----      -----      -----

   Total costs and expenses ............    96.1       96.6      117.8
                                           -----      -----      -----

Income (loss) from operations ..........     3.9        3.4      (17.8)
Net interest expense ...................    (1.1)      (1.5)      (1.4)
                                           -----      -----      -----

Income before income tax expense
 (benefit) .............................     2.8        1.9      (19.2)
Income tax expense (benefit) ...........     0.6        0.3       (7.5)
                                           -----      -----      -----
Net income (loss) ......................     2.2%       1.6%     (11.7%)
                                           =====      =====      =====

1996 COMPARED TO 1995

     REVENUES

     Fiscal 1996 revenues declined $8.0 million, or 10.1%, in comparison to fiscal 1995. This decrease was attributable to a $4.8 million reduction in sales resulting from the closure of seven under-performing restaurants in February 1996, a $2.8 million, or 4.4%, decline in sales experienced by the 28 stores that were open for the full year in both fiscal 1996 and 1995 ("same-stores"), and $.4 million in lost sales due to the temporary closure of the Marietta and Addison restaurants for their conversion to other concepts.

     The decline in same-store sales was the result of an 8.5% decrease in customer counts offset by a 4.4% increase in check averages. Management believes that same-store customer count comparisons were negatively affected by the continued growth of competitors in the casual dining and Italian restaurant segments and to periods of unusually severe winter weather in January and early February. The increase in check averages was primarily the result of new menu items introduced over the last 18 months. Additionally, higher check averages at the Italian Grill units and modest menu price adjustments made during the last 18 months also contributed to the increase in check averages.

     Although total same-store sales declined by 4.4% from fiscal 1995, during current year periods operating under the Italian Grill format, the two Italian Grill same-store sales showed increases of 23.8% in comparison to corresponding periods in fiscal 1995. These increases in Italian Grill same-store sales were the result of a 5.6% increase in customer counts coupled with a 17.2% increase in check averages. Due to these favorable sales results, the Company plans to convert a minimum of six units to the Italian Grill format in fiscal 1997.

  COSTS AND EXPENSES

     Cost of Sales

     Cost of sales as a percentage of total revenues decreased slightly from 25.4% in fiscal 1995 to 25.3% in fiscal 1996. This decrease was the result of improved inventory controls and modest price adjustments made during the last 18 months. Due to higher food costs associated with the Italian Grill and Cappellini's concepts, management anticipates that cost of sales as a percentage of total revenues will increase modestly in fiscal 1997 as more units are converted to the Italian Grill format.

     Operating Expenses

     Operating expenses as a percentage of total revenues increased from 56.7% in fiscal 1995 to 58.0% in fiscal 1996. This increase is primarily attributed to a significant increase in marketing expenditures over fiscal 1995. Additionally, increases in management labor, kitchen labor, and property taxes as a percentage of revenues also contributed to the overall increase. These increases were partially offset by decreases in dining room labor, group medical costs and general liability insurance costs as a percentage of revenues.

     The fixed nature of certain costs, relative to the decline in same-store sales, also contributed to the increase in fiscal 1996 operating expenses as a percentage of total revenues. Operating expenses as a percentage of revenues are expected to decline slightly in fiscal 1997 due to the closure of the seven low-volume units in February 1996.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues increased from 7.1% in fiscal 1995 to 8.1% in fiscal 1996. The fixed nature of certain G&A expenses, relative to the decrease in revenues, contributed to the increase in G&A as a percentage of total revenues. Additionally, increased marketing research costs, legal fees, travel costs and a non-cash write-off of certain costs incurred in the preparation of the Addison property for its conversion to Cappellini's also contributed to the current year increase in G&A as a percentage of revenues.

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues increased from 6.6% in fiscal 1995 to 6.9% in fiscal 1996. This increase was due to the fixed nature of depreciation relative to the decline in same-store sales and to an increase in depreciation incurred on new point-of-sale (POS) equipment. This increase was partially offset by a decrease in pre-opening amortization on new stores resulting from a reduction in the Company's new unit expansion rate.

     Restructuring Charges

     On January 30, 1996 the Company's Board of Directors approved a restructuring plan intended to strengthen the Company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The seven closed stores include those previously located in Hartford, Connecticut; Providence, Rhode Island; Buffalo, New York; Rochester, New York; Columbia, South Carolina; Greenville, South Carolina; and Little Rock, Arkansas. Additionally, the Company has executed a contract to sell its Richmond, Virginia restaurant to its Virginia franchisee during the second quarter of fiscal 1997. The Company recorded a $13.9 million pre-tax charge in the third quarter of fiscal 1996 to cover costs associated with the implementation of this plan, including the write-down of property and equipment to its net realizable value, severance packages, and various other store closing and corporate obligations. The Company has disposed of all of the closed locations except Hartford, which is currently under contract to be sold at the end of the first quarter of fiscal 1997. The Company anticipates that the original $13.9 million pre-tax charge will be sufficient to complete the restructuring plan by the end of fiscal 1997.

     Gain on Asset Scheduled for Divestiture

     In fiscal 1992, the Company purchased its existing Austin, Texas location and ceased development of an alternate Austin location. In fiscal 1994, the Company recorded a non-cash charge of $50,000 to write-down the alternate property to its estimated net realizable value at that time. The Company sold the alternate Austin location in fiscal 1996 for an amount exceeding its recorded book value, thus recognizing a $47,178 gain at the time of its sale.

  NET INTEREST EXPENSE

     Net interest expense decreased from $1.2 million in fiscal 1995 to $1.0 million in fiscal 1996. This decrease was primarily attributed to decreases in the average debt outstanding under the Company's credit facilities. Additionally, interest earned on cash proceeds from the disposal of closed restaurants also helped reduce current year net interest expense. To the extent allowable by the Company's credit facilities, management intends to incur additional long-term debt to the extent that future cash flow from operations is insufficient to cover planned restaurant conversions, capital expenditures and possible further repurchases of the Company's stock.

  INCOME TAXES

     The Company's effective income tax rate increased from a 15.8% provision in fiscal 1995 to a 38.9% benefit in fiscal 1996. The prior year rate is below statutory rates due primarily to the utilization of the Federal FICA tax tip credit. The increase from fiscal 1995 was primarily the result of the tax benefit relating to current year restructuring charges that have been deferred for income tax purposes for future years. See Note 5 of Notes to Consolidated Financial Statements for further information.

1995 COMPARED TO 1994

  REVENUES

     Fiscal 1995 revenues increased $0.6 million, or 0.7%, over fiscal 1994 due to $4.2 million of incremental sales from the six restaurants opened after July 4, 1993. This increase was offset by a $3.6 million (5.2%) decline in fiscal 1995 same-store sales.

     The decline in same-store sales was the result of a 5.9% decrease in customer counts offset by a 0.7% increase in check averages. Same-store customer count comparisons were negatively affected by the rapid growth of competitors in the casual dining and Italian restaurant segments and to the normal decline in customer traffic for stores in their second and third years of operation. The increase in check averages was primarily the result of new menu items introduced during the second half of fiscal 1995. Some slight menu price adjustments made throughout fiscal 1995 also contributed modestly to the increase in check averages.

  COSTS AND EXPENSES

     Cost of Sales

     Cost of sales as a percentage of total revenues increased slightly from 25.2% in fiscal 1994 to 25.4% in fiscal 1995. This increase was the result of menu price reductions made in the fourth quarter of fiscal 1994 which continued throughout the first half of fiscal 1995. Additionally, temporary increases in various raw material costs including lettuce, pasta and tomato products also contributed to the increase in cost of sales in fiscal 1995.

     Operating Expenses

     Operating expenses as a percentage of total revenues increased from 56.4% in fiscal 1994 to 56.7% in fiscal 1995. This increase was primarily attributable to increased store management costs resulting from a new salary structure that was implemented in the fourth quarter of fiscal 1994 to enable the Company to be more competitive in attracting high-quality management personnel and to reduce management turnover. The fixed nature of certain costs, relative to the decline in fiscal 1995 same-store sales, also contributed to the increase in fiscal 1995 operating expenses as a percentage of total revenues. In addition, server labor, utility costs and property taxes were all higher in fiscal 1995. These increases were largely offset by reductions in cashier labor, group medical costs and workman's compensation insurance resulting from the implementation of various cost reduction initiatives in fiscal 1995.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues increased from 6.9% in fiscal 1994 to 7.1% in fiscal 1995. This increase was primarily the result of increased corporate labor costs. The increase in labor costs is attributable to positions in place in fiscal 1995 that were not in place for all of fiscal 1994, including President and Chief Executive Officer, Vice President of Operations, Vice President of Product Development and Purchasing, Health Benefits Coordinator, one additional Regional Director, and two additional information systems employees. These salary increases were largely offset by the reduction of 12 corporate level positions in the first quarter of fiscal 1995; however, the Company did not receive the full cost benefit of these reductions in fiscal 1995 due to severance packages paid to these former employees.

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

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues decreased from 7.5% in fiscal 1994 to 6.6% in fiscal 1995. This decrease was the result of a significant decrease in pre-opening expense amortization on new stores due to the reduction in the number of new stores opened by the Company. This decrease was partially offset by an increase in depreciation on Company information systems and by the relatively fixed nature of depreciation expense relative to the decline in fiscal 1995 same-store sales.

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

  NET INTEREST EXPENSE

     Net interest expense increased from $0.9 million in fiscal 1994 to $1.2 million in fiscal 1995. This increase was attributable to an increase in the average debt outstanding under the Company's credit facilities and to increases in short-term borrowing rates on the Company's revolving credit facility during fiscal 1995.

  INCOME TAXES

     The Company's effective income tax rate decreased from 21.2% in fiscal 1994 to 15.8% in fiscal 1995. During this period, the Company utilized the federal targeted jobs tax credit and the FICA tax tip credit to reduce its effective rates below the statutory rates. The 5.4% decrease in the effective tax rate over this period was due primarily to the increase in the benefit received from the targeted jobs tax credit and the FICA tax tip credit relative to the decline in pre-tax income over the same period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit increased from $2.6 million on July 2, 1995 to $3.0 million on June 30, 1996. This increase is due to an increase in the current portion of long-term debt resulting from the execution of a new amendment to the Company's existing credit facility. This increase was partially offset by increases in cash and cash equivalents resulting from the fourth quarter disposal of six of the seven restaurant properties closed in February 1996 and the disposal of the excess Austin, Texas property. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities decreased from $6.1 in fiscal 1995 to $2.3 million in fiscal 1996. The decrease was attributed to the decline in current year earnings, certain cash expenses incurred in relation to the fiscal 1996 restructuring plan, and to changes in certain components of working capital.

     In order to obtain approval of the restructuring plan from its lenders, the Company amended certain provisions of its existing bank credit facility in March 1996. This amendment reduced the total amount available under the credit facility from $30.0 million to $22.5 million and added a covenant requiring the Company to meet a certain funded debt to cash flow ratio prior to borrowing any additional funds under such agreement.

     Long-term debt outstanding on June 30, 1996 consisted primarily of amounts borrowed under the Company's existing bank credit facility, including a $15.0 million fixed rate term loan and $4.75 million borrowed against its floating rate revolving credit facility. Due to the Company's failure to meet the fixed charge coverage requirement contained in its existing bank credit facility at March 31, 1996, the Company negotiated with its lenders to amend the terms of its borrowing arrangements and to obtain a waiver for this event of technical default. On August 12, 1996, the Company executed a new amendment to its bank credit facility, effective June 30, 1996, and received a waiver from its lenders for the March 31, 1996 event of default.

     The terms of the amended credit agreement contain, among other things, the immediate paydown of approximately $4.0 million of debt, future additional debt payments upon the disposal of assets and settlement of the Bright-Kaplan litigation, variable interest rates on both revolving credit loans and term loans based on Company performance, and various changes to minimum financial ratio requirements. Additionally, in the event that the Company has a material default spanning two consecutive quarters, the lenders may request that the Company grant to them a lien on a sufficient number of properties in order to secure their interest in the loans. As of June 30, 1996, the Company was in compliance with all requirements under the amended credit agreement.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of June 30, 1996, the Company had repurchased 780,952 shares of common stock under this program, including 29,795 shares in fiscal 1996. Further purchases with respect to this program are dependent upon various business and financial considerations.

     The Company's capital expenditures increased from $3.9 million in fiscal 1995 to $4.0 million in fiscal 1996. Fiscal 1996 expenditures consistent primarily of renovations made to four Spaghetti Warehouse restaurants, replacement of point-of sale equipment in five restaurants, and costs relating to the conversion of three of its locations to the Italian Grill format and one unit to the Cappellini's concept.

     During fiscal 1996, the Company converted three of its existing Spaghetti Warehouse units to the "Spaghetti Warehouse Italian Grill" format. Two additional units have also been converted to the Italian Grill format during the first quarter of fiscal 1997. The Italian Grill, an updated version of the existing Spaghetti Warehouse concept, features a lighter, brighter decor package, increased menu variety, and enhanced service. Based on favorable sales and operating results achieved thus far in units previously converted to the Italian Grill format, the Company plans to convert six units to the new format during fiscal 1997.

     In a separate endeavor, the Company's newest concept called "Cappellini's" opened on January 23, 1996 in Addison, Texas. The Company's previous Addison Spaghetti Warehouse was closed on October 23, 1995 to undergo conversion to the Cappellini's concept. Cappellini's is an upscale restaurant featuring authentic Italian dishes prepared fresh to order, served in large portions. Although Cappellini's was designed to generate check averages and revenues significantly greater than the traditional Spaghetti Warehouse restaurant, it has not yet produced sufficient revenues necessary to sustain profitable operations. The Company currently does not plan to open or convert any additional locations to the Cappellini's concept in fiscal 1997.

     In addition to Italian Grill conversions, the Company plans to continue to make necessary replacements and upgrades to its existing restaurants and information systems during fiscal 1997. Total planned capital expenditures relating to these fiscal 1997 projects are $2.5 million. Cash flow from operations and current cash balances are expected to be sufficient to fund planned capital expenditures, payment of required debt maturities under the Company's bank credit facility and possible further repurchases of Company stock in fiscal 1997.

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

FORWARD-LOOKING INFORMATION

     Statements contained in this Form 10-K that are not historical facts, including, but not limited to, statements found in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse retail industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, seasonality of business, as well as the risks and uncertainties discussed in this Form 10-K.

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

                 *10.36 - Amended and Restated Loan Agreement, dated August 12,
                          1996 to the Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 3 thereto, dated March 29, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated December 21, 1993.

               + *10.37 - Employment Agreement, dated as of January 30, 1996, by and between the Company and Robert R. Hawk.

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

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
Reports of Independent Public Accountants..............................................................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of July 2, 1995 and June 30, 1996.....................................   F-4
  Consolidated Statements of Operations for each of the years in the three-year period ended
    June 30, 1996......................................................................................   F-5
  Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended
    June 30, 1996......................................................................................   F-6
  Consolidated Statements of Cash Flows for each of the years in the three-year period ended
    June 30, 1996......................................................................................   F-7
  Notes to Consolidated Financial Statements............................................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors of
Spaghetti Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Spaghetti Warehouse, Inc. (a Texas Corporation) and subsidiaries as of July 2, 1995 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the two-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spaghetti Warehouse, Inc. and subsidiaries as of July 2, 1995 and June 30, 1996, and the consolidated results of operations and cash flows for each of the fiscal years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Dallas, Texas
August 19, 1996

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Spaghetti Warehouse, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Spaghetti Warehouse, Inc. and subsidiaries for the year ended July 3, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spaghetti Warehouse, Inc. and subsidiaries for the year ended July 3, 1994, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP



Dallas, Texas
August 19, 1994

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        JULY 2, 1995 AND JUNE 30, 1996

                 ASSETS                                  1995         1996
                 ------                              -----------   ------------
Current assets:
  Cash and cash equivalents.......................   $ 1,872,919   $  8,065,364
  Accounts receivable.............................       608,515        659,069
  Inventories.....................................       689,395        686,995
  Income taxes receivable.........................       386,273        399,764
  Prepared expenses...............................       377,884        341,711
                                                     -----------   ------------
    Total current assets..........................   $75,511,026     10,152,903
                                                     -----------   ------------

Property and equipment, net (note 2)..............    66,767,369     49,893,172
Assets scheduled for divestiture (notes 2 and 8)..       381,651      1,525,000
Trademark and franchise rights, net (note 3)......     3,215,494      3,113,472
Pre-opening costs, net............................        49,501        171,862
Deferred income taxes (note 5)....................       379,658      5,735,128
Other assets......................................       782,367        776,652
                                                     -----------   ------------
                                                     $75,511,026    $71,368,189
                                                     ===========   ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
  Current portion of long-term debt (note 4)......   $    36,000    $ 6,878,358
  Accounts payable................................     2,769,654      1,932,648
  Accrued payroll and bonuses.....................     1,888,514      1,450,812
  Other accrued liabilities (note 1)..............     1,806,888      1,487,488
  Accrued restructuring charges (note 8)..........             -      1,310,540
  Deferred income taxes (note 5)..................        35,573         98,368
                                                     -----------   ------------
    Total current liabilities.....................     6,536,629     13,158,214
                                                     -----------   ------------
Long-term debt, less current portion..............    15,512,000      12,883,64
 (note 4)
Deferred compensation.............................        26,624         75,875
Commitments and contingencies (note 7)............             -              -
Stockholders' equity (note 6):
  Preferred stock of $1.00 par value;
    authorized 1,000.000 shares;
      no shares issued............................             -              -
 Common stock of $.01 par value;
  authorized 20,000,000 shares; issued
  6,409,666 shares in 1995 and
  6,475,375 shares in 1996........................        64,097         64,754
 Additional paid-in capital.......................    35,747,731      36,012,76
 Cumulative translation adjustment................      (575,874)      (550,642)
 Retained earnings................................    24,428,382     16,094,924
                                                     -----------   ------------
                                                      59,664,336     51,621,797

 Less cost of 812,457 shares in 1995
  and 842,252 shares in 1996 of
  common stock held in treasury...................    (6,228,563)    (6,371,339)
                                                     -----------   ------------
                                                      53,435,773     45,250,458
                                                     -----------   ------------

                                                     $75,511,026    $71,368,189
                                                     ===========   ============

          See accompanying notes to consolidated financial statements

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            YEARS ENDED JULY 3, 1994, JULY 2, 1995 AND JUNE 30, 1996


                                                                   1994           1995           1996
                                                               -------------  -------------  -------------
Revenues:
  Restaurant sales.........................................     $77,283,049    $77,805,987   $ 69,662,500
  Franchise fees...........................................         574,677        618,604        705,876
  Other....................................................         526,523        531,874        588,243
                                                                 ----------    -----------   ------------
              Total revenues...............................      78,384,249     78,956,465     70,956,619
                                                                 ----------    -----------   ------------

Costs and expenses:
  Cost of sales............................................      19,748,811     20,036,174     17,964,938
  Operating expenses.......................................      44,221,600     44,768,067     41,121,545
  General and administrative...............................       5,446,661      5,618,702      5,766,812
  Depreciation and amortization............................       5,843,091      5,251,319      4,871,376
  Restructuring charges (note 8)...........................               -              -     13,875,248
  Loss (gain) on asset scheduled for divestiture (note 2)..          50,000              -        (47,178)
  Unusual charge (note 9)..................................               -        600,000              -
                                                                -----------    -----------   ------------
      Total costs and expenses.............................      75,310,163     76,274,262     83,552,741
                                                                -----------    -----------   ------------
      Income (loss) from operations........................       3,074,086      2,682,203    (12,596,122)
                                                                -----------    -----------   ------------

Interest income (expense):
  Interest income..........................................          69,587         85,301        192,080
  Interest expense.........................................        (973,892)    (1,283,718)    (1,236,740)
                                                                -----------    -----------   ------------
                                                                   (904,305)    (1,198,417)    (1,044,660)
                                                                -----------    -----------   ------------

      Income (loss) before income tax......................       2,169,781      1,483,786    (13,640,782)
        expense (benefit)

Income tax expense (benefit) (note 5)......................         460,417        233,759     (5,307,324)
                                                                -----------    -----------   ------------

                 Net income (loss).........................     $ 1,709,364    $ 1,250,027   $ (8,333,458)
                                                                ===========    ===========   ============

Primary net income (loss) per common share.................     $       .28    $       .22   $      (1.49)
                                                                ===========    ===========   ============

Fully diluted net income (loss) per common share...........     $       .28    $       .22   $      (1.49)
                                                                ===========    ===========   ============


          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK       ADDITIONAL    CUMULATIVE                      TREASURY STOCK        TOTAL
                                -----------------                                             -----------------------
                                NUMBER OF              PAID-IN     TRANSLATION    RETAINED      NUMBER                 STOCKHOLDERS'
                                 SHARES    AMOUNT      CAPITAL      ADJUSTMENT    EARNINGS    OF SHARES       AMOUNT     EQUITY
                                --------  -------    -----------   -----------   -----------  ---------   -----------  ------------
Balances at July 4, 1993....   6,302,686  $63,026    $35,240,867   $ (247,817)   $21,468,991   (61,300)    $ (545,678)  $55,979,389

Exercise of employee stock.
  options...................      71,768      719        330,551            -              -         -              -       331,270
Stock options issued as
  compensation (note 6).....           -        -         15,000            -              -         -              -        15,000
Purchase of treasury shares,
   at cost..................           -        -              -            -              -  (672,857)    (5,215,065)   (5,215,065)

Foreign currency translation
   adjustment...............           -        -              -     (337,479)             -         -              -      (337,479)

Net income..................           -        -              -            -      1,709,364         -              -     1,709,364
                               ---------  -------    -----------   ----------    -----------  ---------   -----------   -----------
Balances at July 3, 1994....   6,374,454   63,745     35,586,418     (585,296)    23,178,355   (734,157)   (5,760,743)   52,482,479
Exercise of employee stock
   options and ESP Plan
   purchases................      35,212      352        143,513            -              -          -             -       143,865
Stock options issued as
   compensation (note 6)....           -        -         17,800            -              -          -             -        17,800
Purchase of treasury Shares,
   at cost..................           -        -              -            -              -    (78,300)     (467,820)     (467,820)

Foreign currency translation
   adjustment...............           -        -              -        9,422              -          -             -         9,422
Net income..................           -        -              -            -      1,250,027          -             -     1,250,027
                               ---------  -------    -----------   ----------    -----------  ---------   -----------   -----------
Balances at July 2, 1995....   6,409,666   64,097     35,747,731     (575,874)    24,428,382   (812,457)   (6,228,563)   53,435,773
Exercise of employee stock
   options and ESP Plan
   purchases................      65,709      657        244,030            -              -          -             -       244,687
Stock options issued as
   compensation (note 6)....           -       -          21,000            -              -          -             -        21,000
Purchase of treasury shares,
   at cost..................           -       -               -            -              -    (29,795)     (142,776)     (142,776)

Foreign currency translation
   adjustment...............           -       -          25,232            -              -          -             -        25,232
Net loss....................           -       -               -            -     (8,333,458)         -             -    (8,333,458)

                               ---------  -------    -----------   ----------    -----------  ---------   -----------   -----------
Balances at June 30, 1996...   6,475,375  $64,754    $36,012,761    $(550,642)   $16,094,924   (842,252)  $(6,371,339)  $45,250,458
                               =========  =======    ===========   ==========    ===========  =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED JULY 3, 1994, JULY 2, 1995 AND JUNE 30, 1996

                                                                           1994          1995          1996
                                                                      -------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss)................................................  $  1,709,364   $ 1,250,027   ($ 8,333,458)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization expense.......................     5,843,091     5,251,319      4,871,376
        (Gain) loss on disposal of property and equipment...........       (30,992)       32,396        144,972
        Restructuring charges (net of cash payments)................             -             -     13,115,347
        Unusual charge..............................................             -       600,000              -
        Deferred income taxes.......................................      (349,295)     (486,834)    (5,292,905)
        Other, net..................................................       370,586        78,425        151,718
        Changes in assets and liabilities:
             Accounts receivable....................................        92,171       (81,435)       (55,619)
             Inventories............................................       720,956       354,688          2,400
             Income taxes refundable................................       (94,317)      128,024        (44,078)
             Prepaid expenses.......................................        16,733        64,605         36,215
             Other assets...........................................    (1,469,952)     (103,301)      (766,550)
             Accounts payable.......................................       499,973      (667,529)      (807,087)
             Accrued payroll and bonuses............................     1,737,992    (1,107,044)      (437,702)
             Other accrued liabilities..............................       588,849       813,679       (319,400)
                                                                      ------------   -----------  -------------

        Net cash provided by operating activities...................     9,635,159     6,127,020      2,265,229
                                                                      ------------   -----------  -------------
Cash flows from investing activities:
   Purchase of property and equipment...............................   (13,497,677)   (3,864,744)    (4,045,220)
   Proceeds from sales of property and equipment....................       126,836       988,287      3,654,513
   Collection of notes receivable...................................        46,000        75,511          6,092
                                                                      ------------   -----------  -------------

        Net cash used in investing activities.......................   (13,324,841)   (2,800,946)      (384,615)
                                                                      ------------   -----------  -------------
Cash flows from financing activities:
   Net borrowings from (payments on) long-term debt.................     8,964,000    (3,036,000)     4,214,000
   Purchase of treasury shares......................................    (5,215,065)     (467,820)      (142,776)
   Proceeds from employee stock plans...............................       331,270       143,865        244,687
                                                                      ------------   -----------  -------------
        Net cash provided by (used in) financing activities.........     4,080,205    (3,359,955)     4,315,911
                                                                      ------------   -----------  -------------
Effects of exchange rates on cash and Cash equivalents..............       (73,135)      (10,879)        (4,080)
                                                                      ------------   -----------  -------------
Net increase (decrease) in cash and cash equivalents................       317,388       (44,760)     6,192,445

Cash and cash equivalents at beginning of year......................     1,600,291     1,917,679      1,872,919
                                                                      ------------   -----------  -------------
Cash and cash equivalents at end of year............................  $  1,917,679   $ 1,872,919   $  8,065,364
                                                                      ============   ===========  =============
Supplemental information:
   Interest paid (net of amounts capitalized).......................  $    890,281   $ 1,020,187   $  1,111,677
                                                                      ============   ===========  =============
   Income taxes paid (net of refunds)...............................  $  1,044,051   $   541,608   $     15,238
                                                                      ============   ===========  =============

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

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

  (e)  Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held cash equivalents of $651,857 and $822,795 at July 2, 1995 and June 30, 1996, respectively.

  (f)  Accounts Receivable

      Accounts receivable primarily consist of credit card receivables and Canadian franchise royalty fees.

  (g)  Inventories

      Inventories, which primarily consist of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.

  (h)  Pre-opening Costs

      The costs of hiring and training personnel, supplies and certain general and administrative costs relating to new restaurants are capitalized and amortized over the restaurant's first 12 months of operations. Amortization of

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES pre-opening costs was approximately $1,440,000, $510,000 and $180,000 for fiscal years 1994, 1995 and 1996, respectively.

  (i)  Property and Equipment

      Property and equipment are recorded at cost, including interest capitalized during the construction period. Total interest of $95,104, $18,340 and $0 was capitalized in fiscal years 1994, 1995 and 1996, respectively.

      Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of the term of the lease, including renewal options, or the estimated useful lives of the assets, which range from 18 to 25 years. Depreciation and amortization expense of property and equipment was approximately $4,260,000, $4,610,000 and $4,500,000 for fiscal years 1994, 1995 and 1996, respectively.

      In March 1995, the Financial Accounting Standard Board issued Statement No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement no later than fiscal 1997, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used.

      The Company plans to adopt the Statement during fiscal 1997. Based on a preliminary review, the Company expects to recognize a non-cash impairment loss in the range of $1 to $2 million (pre-tax) in fiscal 1997 as a result of applying provisions of the Statement.

  (j)  Trademark and Franchise Rights

      The costs of the Canadian operation's trademark (approximately $2,200,000) and franchise rights (approximately $1,700,000) are being amortized using the straight-line method over 40 years and 20 years, respectively (see Note 3). Amortization of trademark and franchise rights was approximately $140,000, $130,000 and $190,000 in fiscal years 1994, 1995 and 1996, respectively.

      The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment or adjustment of estimated useful lives is warranted at June 30, 1996.

  (k)  Income Taxes

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

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOES TO CONSOLDATED FINANCIALS STATEMENTS --(CONTINUED)

  (l)  Other Accrued Liabilities

      Other accrued liabilities consist of the following:

                                                   1995         1996
                                                -----------  -----------
      Property taxes                             $  553,228   $  577,806
      Workers' compensation and general             707,673      316,619
       liability insurance
      Other current liabilities                     545,987      593,063
                                                 ----------   ----------
      Other accrued liabilities                  $1,806,888   $1,487,488
                                                 ==========   ==========

  (m)  Net Income (Loss) per Common Share

      Both primary and fully diluted net income (loss) per common share are based on the weighted average number of shares outstanding during the year increased by, in periods in which they have a dilutive effect, common equivalent shares (primarily stock options) determined using the treasury stock method.

      The weighted average numbers of shares outstanding for the primary and fully diluted net income per common share computations are as follows for fiscal years 1994, 1995 and 1996:

                                                            1994           1995          1996
                                                            ----           ----          ----
      Weighted average number of shares outstanding:

          Primary.......................................   6,068,905     5,696,653      5,611,181
          Fully diluted.................................   6,069,126     5,696,672      5,611,181

  (2)  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                                            1995           1996
                                                                        ------------   ------------
      Land..........................................................    $ 10,619,122   $  9,190,860
      Buildings.....................................................      38,665,944     28,236,923
      Equipment, furniture and fixtures.............................      29,596,281     24,269,638
      Leasehold improvements........................................      11,825,996     10,884,219
      Construction in progress......................................          36,651          2,903
                                                                        ------------   ------------
                                                                          90,743,994     72,584,543
      Less accumulated depreciation and amortization................     (23,976,625)   (22,691,371)
                                                                        ------------   ------------
                                                                        $ 66,767,369   $ 49,893,172
                                                                        ============   ============

      In fiscal 1992, the Company purchased the existing Austin, Texas location and ceased development of an alternate Austin location. In fiscal 1994, the Company recognized a loss of $50,000 on the alternate location to reflect a reduction in its estimated net realizable value at that time. The Company sold the alternate Austin location in fiscal 1996 for an amount exceeding its recorded book value, thus recognizing a $47,178 gain at the time of sale.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

(4)  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                              1995             1996
                                                                                           ------------    ------------
      Term note payable to banks, bearing
       interest at 7.1% at June 30, 1996, unsecured, interest
       payable quarterly and principal payable quarterly
       beginning on October 1, 1996 through July 1,2001,
       at which date the remaining principal balance is due............................... $15,000,000     $15,000,000
      Revolving credit notes payable to banks, bearing
       interest at variable rates (the average rate at June 30,
       1996 was 8.4%), unsecured, interest payable quarterly
       and principal due on July 1, 1998..................................................     500,000       4,750,000
      Note payable, bearing interest at prime plus 1.0%,
       with a floor rate of 9.5%, secured by parking lot for
       San Antonio restaurant with interest and principal
       payable monthly until November 1,  1996............................................      48,000          12,000
                                                                                           -----------     -----------
                                                                                            15,548,000      19,762,000
      Less current portion................................................................      36,000       6,878,358
                                                                                           -----------     -----------
           Long-term debt, excluding current portion...................................... $15,512,000     $12,883,642
                                                                                           ===========     ===========

      The Company has an unsecured revolving credit and term loan agreement with two banks, enabling the Company to borrow up to $5,000,000 in revolving credit loans and an additional $15,000,000 in term loans. Revolving credit loans bear interest at the Company's option of (a) the prime rate, (b) the certificate of deposit rate plus the Federal Deposit Insurance Corporation assessment rate plus 2.0% to 3.0% or (c) the LIBOR rate plus 2.0% to 3.0%. The term loan bears interest at rates ranging between 6.8% and 8.5%, based on the Company's performance. The Company incurs a commitment fee of 3/8 of 1% on the unused portion of the revolving credit facility, payable on a quarterly basis. The terms of the credit agreement require the Company to maintain certain minimum financial ratios.

      The credit agreement requires the Company to maintain a certain rolling 12-month fixed charge coverage ratio, as defined in the credit agreement. As of March 31, 1996, the Company failed to meet this fixed charge coverage requirement. On August 12, 1996, the Company executed a new amendment to its credit agreement, effective June 30, 1996, that granted a waiver from its banks for the March 31, 1996 event of default.

      The terms of the amended credit agreement contain, among other things, the immediate paydown of approximately $4.0 million of debt, future additional debt payments upon the disposal of assets or the settlement of the Bright-Kaplan litigation (see Note 7), and various changes to minimum financial ratio requirements. These quarterly financial requirements, as defined in the credit agreement, are an adjusted cash flow ratio, funded debt to ETITDA ratio, fixed charge coverage ratio, minimum tangible net worth requirement and debt to net worth ratio. Additionally, in the event that the Company has a material default, as defined in the credit agreement, spanning two consecutive quarters, the lenders may request that the Company grant to them a lien on a sufficient number of

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

properties in order to secure their interest in the loans. As of June 30, 1996, the Company was in compliance with all requirements under the amended credit agreement.

     The aggregate maturities of long-term debt at June 30, 1996, after giving effect to the August 1996 amendment, are as follows:

          1997..........................................      6,878,358
          1998..........................................      1,972,622
          1999..........................................      6,965,777
          2000..........................................      1,972,622
          2001..........................................      1,972,621
                                                           ------------

               Total....................................   $ 19,762,000
                                                           ============

(5)  INCOME TAXES

     The provision for income tax expense is summarized as follows for fiscal years 1994, 1995 and 1996:


                                             1994        1995         1996
                                           ---------   ---------   -----------
          Current:
            Federal......................  $ 616,426   $ 599,803   $     26,234
            State and local..............    193,159     117,687        (32,366)
          Deferred.......................   (349,168)   (483,731)    (5,301,192)
                                           ---------   ---------   ------------
                                           $ 460,417   $ 233,759    ($5,307,324)
                                           =========   =========   ============

      The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate tax rate to income before income tax expense as follows for fiscal years 1994, 1995 and 1996:

                                              1994        1995          1996
                                            ---------   ---------   -----------
     Computed "expected" tax expense......  $ 737,726   $ 504,487   ($4,637,866)
     Targeted jobs tax credit.............   (363,451)   (326,493)            -
     State and local taxes, net of federal
     benefit..............................    127,485      77,673      (545,631)
     General business tax credits.........   (132,592)    (57,027)            -
     Nondeductible organizational costs...     21,984           -             -
     Other................................     69,265      35,119      (123,827)
                                            ---------   ---------   -----------
                                            $ 460,417   $ 233,759   ($5,307,324)
                                            =========   =========   ===========

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of July 2, 1995 and June 30, 1996 are as follows:

                                                                          1995          1996
                                                                      -----------   -----------
          Deferred tax assets:
               General business credit carryforwards...............   $ 3,642,318   $ 3,494,972
               Net operating loss..................................             -     2,470,000
               Restructuring related reserves......................             -     1,837,302
               Other...............................................       267,847       475,404
                                                                      -----------   -----------

                   Deferred tax ..................................      3,910,165     8,277,678
                                                                      -----------   -----------

          Deferred tax liabilities:
               Property and equipment, principally due to
               differences in depreciation and basis adjustments..     (3,465,797)   (2,504,677)
               Pre-opening costs..................................        (16,830)      (65,307)
               Other..............................................        (83,453)      (70,934)
                                                                      -----------   -----------
                   Deferred tax liabilities.......................     (3,566,080)   (2,640,918)
                                                                      -----------   -----------
                    Net deferred tax asset........................    $   344,085   $ 5,636,760
                                                                      ===========   ===========

      As of June 30, 1996, the Company had approximately $3,495,000 of Federal general business credit carryforwards for income tax purposes, which begin to expire in 2006. These carryforwards are comprised of targeted jobs tax credits, rehabilitation credits and FICA tax tip credits that were generated in all prior years, beginning in fiscal 1991. Based upon historical and forecasted levels of earnings and considering the reversal of temporary differences resulting in future tax liabilities, the Company believes it will more likely than not be able to realize the deferred tax assets recorded at June 30, 1996.

      The Company has a net operating loss of approximately $6,500,000 as of June 30, 1996. It is the Company's intent to carry the majority of this loss back to offset prior years' tax expenses.


(6)  COMMON STOCK AND OPTIONS

  (a)  Incentive Stock Option Plan


      The Company has an Incentive Stock Option Plan (Plan) covering 932,938 shares of common stock. The Plan provides that options may be granted at option prices not less than the fair market value of its shares on the date of grant, or 110% of fair market value in the case of any employee holding in excess of 10% of the combined voting power of all classes of stock at the date of grant. The options currently outstanding are exercisable in installments of 10% to 100% per year.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Information with respect to options under the above plan follows (various options were repriced in fiscal 1994, 1995 and 1996 to the then current market price):

                                              NUMBER OF    OPTION PRICE
                                               SHARES        PER SHARE
                                              ----------  -------------------
      Outstanding at July 4, 1993                393,346    $1.39 --   21.75
          Granted............................    457,050    $7.25 --    9.00
          Exercised..........................   (103,536)   $1.39 --    9.73
          Lapsed.............................    (68,068)   $5.76 --    8.63
                                              ----------
      Outstanding at July 3, 1994............    678,792    $2.08 --   21.75
          Granted............................    301,875    $5.25 --    6.50
          Exercised..........................    (13,835)   $2.45 --    3.31
          Lapsed.............................   (217,089)   $2.08 --    9.00
                                              ----------
      Outstanding at July 2, 1995............    749,743    $2.08 --    9.00
          Granted............................    124,000    $4.88 --    5.13
          Exercised..........................    (13,337)   $2.08 --    2.08
          Lapsed.............................   (109,756)   $5.13 --    5.88
                                              ----------

      Outstanding at June 30, 1996...........    750,650    $4.88 --    9.00
                                              ==========

      Options exercisable at June 30, 1996...    317,487    $5.13 --    9.00
                                              ==========

  (b)  Other Plans

      The Company's Board of Directors granted certain officers and directors of the Company nonqualified options to purchase 3,290 shares of common stock at an option price per share of $4.56 in fiscal 1994, 862 and 5,335 shares of common stock at an option price of $3.25 and $2.81, respectively, in fiscal 1995 and 8,197 shares of common stock at an option price of $2.56 in fiscal 1996. The option prices were one-half of the fair market value of the common stock on the dates of grant. The options became exercisable six months subsequent to the dates of grant and, as such, all options granted are exercisable as of June 30, 1996. The options were granted as part of the officers' and directors' compensation and are recorded as compensation expense and additional paid-in capital of $15,000 in fiscal 1993 and 1994, $17,800 in fiscal 1995 and $21,000 in fiscal 1996. As of June 30, 1996, there have been no exercises under this plan.

      Certain directors of the Company have nonqualified stock options to purchase an aggregate of 47,500 shares of common stock at option prices per share ranging from $5.375 to $21.75. The option prices were the fair market values of the common stock on the dates of grant. The options are exercisable in installments over a five-year period and 34,500 shares are exercisable as of June 30, 1996. As of June 30, 1996, there have been no exercises under this plan.

      On August 23, 1993, the Company's Board of Directors approved an Employee Stock Purchase Plan (ESP Plan). The ESP Plan authorizes 250,000 shares of the Company's common stock to be purchased by employees of the Company through payroll deductions. The purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the offering period, or 85% of the fair market value of the shares on the last business day of the offering period. A total of 28,713 shares and 56,624 shares were purchased by employees of the Company under this plan during fiscal 1995 and 1996, respectively.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7)  COMMITMENT AND CONTINGENCIES

      The Company leases certain restaurant facilities under operating leases expiring at various dates through 2027. These operating leases have renewal options for up to five successive five-year periods. The minimum rental commitments under all noncancelable operating leases as of June 30, 1996 are as follows:

          1997........................................       $  548,748
          1998........................................          573,279
          1999........................................          506,158
          2000........................................          426,157
          2001........................................          417,085
          Thereafter..................................        3,828,494
                                                             ----------
                    Total.............................       $6,299,921
                                                             ==========

      Rental expense under operating leases was approximately $660,000, $750,000 and $710,000 for fiscal years 1994, 1995 and 1996, respectively.

      In fiscal 1996, the Company was notified that a claim had been submitted against the Company to the American Arbitration Association by Bright-Kaplan International Corporation, the owner of the previous Spaghetti Warehouse franchise restaurant in Knoxville, Tennessee, seeking damages in excess of $9.0 million. Additionally, Elizabeth Bright and Thomas C. Bright, III, the principal shareholders of Bright-Kaplan International Corporation, have filed a lawsuit against the Company, seeking damages in excess of $2.5 million, along with trebling of such damages under the Texas Deceptive Trade Practices Act. The Company believes the claims are without merit and is vigorously defending each claim. As of June 30, 1996, damages, if any, arising from such litigation are not estimable. The arbitration hearing is currently scheduled to be completed in October, with a decision from the arbitrators expected at the end of the second quarter of fiscal 1997.

      The Company is also a party to several legal proceedings arising in the ordinary course of business. After consultation with legal counsel and a review of available facts, management believes that damages, if any, arising from such litigation will not be material to the Company's financial position or results of operations.

(8)  RESTRUCTURING CHARGES

      On January 30, 1996, the Company's Board of Directors approved a restructuring plan intended to strengthen the Company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The seven stores closed include those previously located in Hartford, Connecticut; Providence, Rhode Island; Buffalo, New York; Rochester, New York; Columbia, South Carolina; Greenville, South Carolina and Little Rock, Arkansas. Additionally, the Company has contracted to sell its Richmond, Virginia location to its Virginia franchisee during the second quarter of fiscal 1997. The Company recorded a pre-tax charge of $13,875,248 in the third quarter of fiscal 1996 to cover costs related to the execution of this plan, including the write-down of property and equipment to its net realizable value, severance packages and various other store closing and corporate obligations. The Company disposed of six of the seven closed properties during the fourth quarter of fiscal 1996 and is currently negotiating the sale of the remaining closed property. As of June 30, 1996, the remaining balance of accrued restructuring charges was $1,310,540 relating primarily to the disposal of the Hartford property, Richmond restaurant, a corporate warehouse property and excess antique and equipment inventory. Management believes that this reserve will be adequate to complete the restructuring plan by the end of fiscal 1997. The estimated net realizable value for the remaining properties and assets to be disposed is $1,525,000 and is reflected in the June 30, 1996 Consolidated Balance Sheet as Assets scheduled for divestiture.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9)  UNUSUAL CHARGE

      During the fourth quarter of fiscal 1995, the Company recorded a write-down of its one-third investment in F.P. Corporation PTY Ltd. and FP Restaurants PTY Ltd. (collectively, Fasta Pasta). The write-down was the result of an alleged misappropriation of Fasta Pasta assets by the joint-venture's former managing director. As of June 30, 1996, the Company's investment in Fasta Pasta has been fully written-off and the Company has no further obligation relating to the joint-venture.



(10) NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provision no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provision for nonemployee transactions entered into after December 15, 1995. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company expects to comply with the disclosure-only provision relative to SFAS No. 123.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized quarterly financial data follows:

                                                                        QUARTERS ENDED
                                                      ----------------------------------------------------
                                                       OCTOBER 2,    JANUARY 1,     APRIL 2,     JULY 2,
                                                          1994          1995          1995         1995
                                                      ------------  -------------  -----------  ----------
       Year ended July 2, 1995:
             Revenues                                  $20,648,090    19,332,643   19,365,701   19,610,031
                                                       ===========    ==========   ==========   ==========
             Gross profit (a)                          $ 3,596,296     3,141,504    3,761,134    3,653,290
                                                       ===========    ==========   ==========   ==========
             Net income                                $   402,495       143,419      495,695      208,418
                                                       ===========    ==========   ==========   ==========
       Net income per common share:
             Primary                                   $       .07           .03          .09          .04
                                                       ===========    ==========   ==========   ==========
             Fully diluted                             $       .07           .03          .09          .04
                                                       ===========    ==========   ==========   ==========

                                                                          QUARTERS ENDED
                                                      ----------------------------------------------------
                                                        OCTOBER 1,  DECEMBER 31,   MARCH 31,     JUNE 30,
                                                          1995         1995          1996          1996
                                                       ------------   ----------   ----------   ----------
       Year ended June 30, 1996:
             Revenues                                  $18,918,982    17,738,092   17,180,274   17,119,271
                                                       ===========    ==========   ==========   ==========
             Gross profit (a)                          $ 3,533,582     2,578,755    2,678,005    3,079,794
                                                       ===========    ==========   ==========   ==========
             Net income (loss)                         $   428,121      (385,145)  (8,642,286)     265,852
                                                       ===========    ==========   ==========   ==========
       Net income (loss) per common share:
             Primary                                   $       .08          (.07)       (1.54)         .05
                                                       ===========    ==========   ==========   ==========
             Fully diluted                             $       .08          (.07)       (1.54)         .05
                                                       ===========    ==========   ==========   ==========

      (a) Gross profit is calculated as total revenues less cost of sales and operating expenses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garland, State of Texas, on September 20, 1996.

                              SPAGHETTI WAREHOUSE, INC.


                              /s/ Phillip Ratner
                              --------------------------------------------------
                              Phillip Ratner, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                        DATE
- ---------                     --------                        ----


/s/ Phillip Ratner            Chairman of the Board,          September 20, 1996
- ---------------------------
Phillip Ratner                President, Chief Executive
                              Officer, and a Director
                              (Principal Executive Officer)


/s/ H.G. Carrington, Jr.      Executive Vice President,       September 20, 1996
- ---------------------------
H. G. Carrington, Jr.         Chief Financial Officer,
                              Secretary and a Director
                              (Principal Financial Officer)

/s/ Robert E. Bodnar          Treasurer and Controller        September 20, 1996
- ---------------------------
Robert E. Bodnar              (Principal Accounting Officer)


/s/ C. Cleave Buchanan, Jr.   Director                        September 20, 1996
- ---------------------------
C. Cleave Buchanan, Jr.


/s/ Frank Cuellar, Jr.        Director                        September 20, 1996
- ---------------------------
Frank Cuellar, Jr.


/s/ John T. Ellis             Director                        September 20, 1996
- ---------------------------
John T. Ellis


/s/ Robert R. Hawk            Director                        September 20, 1996
- ---------------------------
Robert R. Hawk


/s/ Peter Hnatiw              Director                        September 20, 1996
- ---------------------------
Peter Hnatiw


/s/ James F. Moore            Director                        September 20, 1996
- ---------------------------
James F. Moore


/s/ Cynthia I. Pharr          Director                        September 20, 1996
- ---------------------------
Cynthia I. Pharr


/s/ William B. Rea, Jr.       Director                        September 20, 1996
- ---------------------------
William B. Rea, Jr.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549









                                   _________


                                    EXHIBITS

                                       TO

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996



                                   _________






                           SPAGHETTI WAREHOUSE, INC.

================================================================================

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                  DOCUMENT DESCRIPTION                           PAGE
- --------      -------------------------------------------          ------------
    3.1-      Second Amended and Restated Articles of
              Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 3.1
              of the Company's Form 10-Q for the quarter
              ended April 2, 1995, filed by the Company with
              the Securities and Exchange Commission).

    3.2-      Second Amended and Restated Bylaws of the
              Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended January 1, 1995, filed by the Company with the Securities and Exchange
              Commission).

    4.1- Rights Agreement, dated February 2, 1995 between the Company and Chemical Bank (incorporated by reference to Exhibit 1 of the Company's
              Registration Statement on Form 8-A,
              filed by the Company with the Securities and Exchange Commission on February 27,1995).

 + 10.1-      First Amended and Restated Spaghetti Warehouse,
              Inc. 1990 Incentive Stock Option Plan
              (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on
              Form S-8, registration no. 33-69024,
              filed by the Company with the Securities and Exchange Commission).

 + 10.2-      1991 Nonemployee Director Stock Option Plan
              (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
              Form S-2, registration no. 33-40257,
              filed by the Company with the Securities and Exchange Commission).

 + 10.4-      Spaghetti Warehouse, Inc. 1992 Bonus Stock Option
              Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8, registration no. 33-69024, filed by the Company with the Securities and Exchange
              Commission).

 + 10.6- Letter Agreement, dated as of August 23, 1993, relating to the Company's employment arrangement with H.G. Carrington, Jr. (incorporated by reference to Exhibit 10.6 of the Company's
              Annual Report on Form 10-K for the fiscal year ended July 4, 1993).

   10.7-      Lease Agreement, dated June 13, 1977, between the
              Company and Oscar L. Thomas, Jr., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.5 of the Company's
              Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

   10.8-      Lease Agreement, dated September 1, 1980 between the
              Company and Gagel Construction, Inc. (incorporated by reference to Exhibit 10.6 of the Company's
              Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

   10.9- Lease Agreement, dated November 18, 1981 between the Company and Samuel Geraldo, Trustee, as amended, relating to certain premises in Toledo, Ohio (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

  10.10- Lease Agreement, dated November 30, 1981, between the Company and Ybor Square, Ltd., relating to certain premises in Tampa, Florida (incorporated by reference to Exhibit 10.8 of the Company's
              Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

  10.12-      Financing and Operating Agreement, dated September 2,
              1982, among the Company, the City of Tampa, Florida,
              The Spaghetti Consultants of  Florida, Inc., Ybor
              Square, Ltd. and Continental National Bank of Fort
              Worth, Texas (incorporated by reference to Exhibit
              10.11 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                  DOCUMENT DESCRIPTION                           PAGE
- --------      -------------------------------------------          ------------
  10.13-      Lease Agreement, dated April 1, 1987, between the
              Company and Memphis Center City Revenue Finance
              Corporation, relating to certain premises in
              Memphis, Tennessee (incorporated by reference to
              Exhibit 10.16 of the Company's Annual Report on Form
              10-K for the fiscal year ended July 4, 1987, filed
              by the Company with the Securities and Exchange
              Commission).

  10.14-      10.14- Lease, dated May 28, 1988, between the
              Company and Ward and Shirley Olander, relating to certain premises in Pittsburgh, Pennsylvania
              (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

  10.15- Lease Agreement, dated as of February 15, 1989, between the Company and North Clinton Associates, relating to certain premises in Syracuse, New York
              (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

  10.16-      Deed of Trust, Security Agreement and Assignment of
              Rents, dated July 24, 1989, between the Company, as grantor, and Deposit Guaranty Bank, as beneficiary, and related promissory note (incorporated by reference to Exhibit 10.22 of the Company's
              Registration Statement on Form S-1, registration no.
              33-30676, filed by the Company with the Securities and Exchange Commission).

  10.17-      Lease Agreement, dated May 29, 1990, between
              Spring-Ten Associates and the Company, as amended on July 18, 1990, October 26, 1990, and December 13,
              1990, relating to certain premises in Philadelphia, Pennsylvania (incorporated by reference to Exhibit
              10.24 of the Company's Registration Statement on
              Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange
              Commission).

  10.18- Lease Agreement, dated as of November 27, 1990, between the Company and The Foundry Associates,
              L.P., relating to certain premises in Providence, Rhode Island (incorporated by reference to Exhibit
              10.25 of the Company's Registration Statement on
              Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange
              Commission).

  10.19-      Contract for Sale of Real Estate, dated September
              12, 1991, among the Company, Elie Guggenheim and
              Catherine Guggenheim (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

  10.20- Real Estate Term Note in original principal amount of $180,000, dated November 21, 1991, executed by the Company as maker, payable to the order of Elie
              Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.19 of the Company's Form 10-
              K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

  10.21- Lease Agreement, dated as of July 6, 1991, between the Company and Nautica Peninsula Land Limited
              Partnership, relating to certain premises in Cleveland, Ohio (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form
              10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

  10.22- Lease Agreement, dated as of September 2, 1992, between the Company and Canal Place, Ltd., relating to certain premises in Akron, Ohio (incorporated by reference to Exhibit 10.22 of the Company's Annual
              Report on Form 10-K for the fiscal year ended July
              4, 1993, filed with the Securities and Exchange
              Commission).

  10.23-      Form of Spaghetti Warehouse, Inc. Franchise Offering
              Circular (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                  DOCUMENT DESCRIPTION                           PAGE
- --------      -------------------------------------------          ------------
  10.29-      Lease Agreement, dated as of August 11, 1993,
              between the Company and the State of Texas, relating
              to certain premises in Harris County, Texas, as
              amended by First Amendment to Lease Agreement
              effective October 25, 1993 and Second Amendment to
              Lease Agreement, undated (incorporated by reference
              to Exhibit 10.29 of the Company's Annual Report on
              Form 10-K for the fiscal year ended July 3, 1994,
              filed with the Securities and Exchange Commission).

  10.30- Second Lease Addendum, dated as of July 29, 1994, by and between Patricia D. Thomas, Oscar L. Thomas
              III and Spaghetti Warehouse of Ohio, Inc., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.30 of the Company's
              Annual Report on Form 10-K for the fiscal year ended
              July 3, 1994, filed with the Securities and Exchange
              Commission).

+ 10.31-      Spaghetti Warehouse, Inc. Employee Stock Purchase
              Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

+ 10.32- Employment Agreement, dated as of June 25, 1994, by and between the Company and Phillip Ratner
              (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

  10.33-      Shareholders Agreement, undated, among Competitive
              Foods Australia Limited, Tarlina PTY Limited, MCS
              (Australia) PTY Limited, S.W.H. Antiques, Inc. and
              F.P. Corporation PTY Limited, with respect to Fasta
              Pasta (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

 *10.36-      Amended and Restated Loan Agreement, dated August
              12, 1996 to the Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 3 thereto, dated March 29, 1996,
              Amendment No. 2 thereto, dated February 9, 1995 and
              Amendment No. 1 thereto, dated December 21, 1993.

+*10.37-      Employment Agreement, dated as of January 30,
              1996, by and between the Company and Robert R. Hawk.

   21.1- Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form 10-K for the fiscal year ended July 4, 1992 filed by the Company with the Securities and Exchange
              Commission).

 * 23.1-      Consent of Arthur Andersen LLP

 * 23.2-      Consent of KPMG Peat Marwick LLP

 * 27.1-      Financial Data Schedule

__________________
+  Compensation plan, benefit plan or employment contract or arrangement.
*  Filed herewith.