Form 10-Q
period 1996-09-29
SPAGHETTI WAREHOUSE INC
filed 1996-11-12
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended September 29, 1996

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

         Registrant's telephone number, including area code: 972/226-6000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X   .              No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1996: 5,632,140 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

            Assets                                                                            6/30/96            9/29/96
                                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents........................................................   $    8,065,364     $     2,028,640
     Accounts receivable..............................................................          659,069             669,260
     Inventories......................................................................          686,995             661,767
     Income taxes receivable..........................................................          399,764             321,480
     Prepaid expenses.................................................................          341,711             380,123
                                                                                         --------------     ---------------
            Total current assets......................................................       10,152,903           4,061,270
                                                                                         --------------     ---------------

Property and equipment, net...........................................................       49,893,172          47,958,960
Assets scheduled for divestiture......................................................        1,525,000             615,000
Trademark and franchise rights, net...................................................        3,113,472           3,084,781
Deferred income taxes.................................................................        5,735,128           6,070,177
Other assets    ......................................................................          948,514             873,339
                                                                                         --------------     ---------------
                                                                                         $   71,368,189     $    62,663,527
                                                                                         ==============     ===============

            Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term debt................................................   $    6,878,358     $     1,481,127
     Accounts payable.................................................................        1,932,648           1,763,547
     Accrued payroll and bonuses......................................................        1,450,812           1,172,100
     Other accrued liabilities........................................................        1,487,488           1,371,232
     Accrued restructuring charges....................................................        1,310,540             705,503
     Deferred income taxes............................................................           98,368              23,393
                                                                                         --------------     ---------------
            Total current liabilities.................................................       13,158,214           6,516,902
                                                                                         --------------     ---------------

Long-term debt, less current portion..................................................       12,883,642          11,633,353
Deferred compensation.................................................................           75,875              91,938
Commitments and contingencies.........................................................                -                   -
Stockholders' equity:
     Preferred stock of $1.00 par value; authorized 1,000,000 shares;
            no shares issued..........................................................                -                   -
     Common stock of $.01 par value; authorized 20,000,000 shares;
            issued 6,475,375 shares at 6/30/96 and 9/29/96............................           64,754              64,754
Additional paid-in capital............................................................       36,012,761          36,012,761
Cumulative translation adjustment.....................................................         (550,642)           (544,702)
Retained earnings   ..................................................................       16,094,924          15,264,653
                                                                                         --------------     ---------------
                                                                                             51,621,797          50,797,466
Less cost of 842,252 shares at 6/30/96 and 843,235 shares at 9/29/96 of
            common stock held in treasury.............................................       (6,371,339)         (6,376,132)
                                                                                         --------------     ---------------
                                                                                             45,250,458          44,421,334
                                                                                         ==============     ===============
                                                                                         $   71,368,189     $    62,663,527
                                                                                         ==============     ===============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                       Thirteen-Week
                                                                                                       Periods Ended
                                                                                               10/1/95          9/29/96

Revenues:
         Restaurant Sales..............................................................   $    18,585,100   $    16,578,067
         Franchise.....................................................................           195,053           335,022
         Other.........................................................................           138,829           143,439
                                                                                         ----------------   ---------------
                Total revenues.........................................................        18,918,982        17,056,528
                                                                                         ----------------   ---------------

Costs and expenses:
         Cost of sales.................................................................         4,570,579         4,361,770
         Operating expenses............................................................        10,814,821         9,573,763
         General and administrative....................................................         1,484,778         1,380,737
         Depreciation and amortization.................................................         1,285,402         1,035,920
         Impairment of long-lived assets...............................................                 -         1,759,526
                                                                                         ----------------   ---------------
                Total costs and expenses...............................................        18,155,580        18,111,716
                                                                                         ----------------   ---------------

Income (loss) from operations..........................................................           763,402        (1,055,188)
Net interest expense...................................................................           250,318           236,764
                                                                                         ----------------   ---------------

Income (loss) before income tax expense (benefit)......................................           513,084        (1,291,952)
Income tax expense (benefit)...........................................................            84,963          (461,681)
                                                                                         ----------------   ---------------

Net income (loss)......................................................................   $       428,121   $      (830,271)
                                                                                          ===============   ===============

Net income (loss) per common share:
         Primary.......................................................................             $.08             ($.15)
                                                                                                    ====              ====
         Fully diluted.................................................................             $.08             ($.15)
                                                                                                    ====              ====

Weighted average common and common share equivalents outstanding:
         Primary.......................................................................         5,684,000         5,626,570
                                                                                         ================   ===============
         Fully diluted.................................................................         5,684,090         5,626,570
                                                                                         ================   ===============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Thirteen-Week
                                                                                                   Periods Ended
                                                                                              10/1/95           9/29/96
Cash flows from operating activities:
     Net income (loss)................................................................   $      428,121    $     (830,271)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization expense.....................................        1,285,402         1,035,920
            Impairment of long-lived assets...........................................                -         1,759,526
            Loss on disposal of property and equipment................................            4,900                 -
            Deferred income taxes.....................................................          (29,273)         (410,069)
            Other, net................................................................           16,130            19,402
            Changes in assets and liabilities:
                Accounts receivable...................................................           65,168           (10,138)
                Inventories...........................................................          (93,546)           25,228
                Income taxes refundable...............................................          121,235            95,567
                Prepaid expenses......................................................           47,855           (38,412)
                Other assets..........................................................         (102,416)          (99,021)
                Accounts payable......................................................          245,468          (186,322)
                Accrued payroll and bonuses...........................................         (823,187)         (278,712)
                Other accrued liabilities.............................................         (268,375)         (116,255)
                Accrued restructuring charges.........................................                -           (74,271)
                                                                                         --------------    --------------

                    Net cash provided by operating activities.........................          897,482           892,172
                                                                                         --------------    --------------
Cash flows from investing activities:
     Purchase of property and equipment...............................................       (1,145,113)         (722,561)
     Proceeds from sales of property and equipment....................................           17,669           444,133
                                                                                         --------------    --------------

                    Net cash used in investing activities.............................       (1,127,444)         (278,428)
                                                                                         --------------    --------------
Cash flows from financing activities:
     Net payments on long-term debt...................................................         (259,000)       (6,647,520)
     Purchase of treasury shares......................................................                -            (4,793)
                                                                                         --------------    --------------

                    Net cash provided by financing activities.........................         (259,000)       (6,652,313)
                                                                                         --------------    --------------
Effects of exchange rate changes on cash and cash equivalents.........................           25,315             1,845
                                                                                         --------------    --------------
Net decrease in cash and cash equivalents.............................................         (463,647)       (6,036,724)
Cash and cash equivalents at beginning of period......................................        1,872,919         8,065,364
                                                                                         --------------    --------------
Cash and cash equivalents at end of period............................................   $    1,409,272    $    2,028,640
                                                                                         ==============    ==============
Supplemental information:
     Interest paid....................................................................   $      282,183    $      458,780
                                                                                         ==============    ==============
     Income taxes paid (net of refunds collected).....................................   $      (32,774)   $     (155,133)
                                                                                         ==============    ==============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of September 29, 1996 and the consolidated results of operations and cash flows for the 13-week periods ended September 29, 1996 and October 1, 1995. The condensed consolidated statement of operations for the 13-week period ended September 29, 1996 is not necessarily indicative of the results to be expected for the full fiscal year.

2.   Accounting Policies

     During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.   New Financial Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS 121 during the first quarter of fiscal 1997.

     Adoption of SFAS 121 requires the Company to review its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. As a result of applying the provisions of SFAS 121, the Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers each restaurant's historical operating losses as a primary indicator of potential impairment. The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount. If a restaurant's assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their estimated fair market value.

     The Company recorded a pre-tax, non-cash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting SFAS 121. This charge relates to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

     The following table presents expenses as a percentage of total revenues for
certain  selected   financial  data  included  in  the  Condensed   Consolidated
Statements of Operations.

                                                                        Percentage of Total Revenues
                                                                         Thirteen-Week Periods Ended

                                                                         10/1/95          9/29/96

Revenues ............................................................        100.0%           100.0%
                                                                          ---------  ---------------

Costs and expenses:
      Cost of sales..................................................         24.2             25.6
      Operating expenses.............................................         57.2             56.1
      General and administrative.....................................          7.8              8.1
      Depreciation and amortization..................................          6.8              6.1
      Impairment of long-lived assets................................          0.0             10.3
                                                                         ---------        ---------
                Total costs and expenses.............................         96.0            106.2
                                                                         ---------        ---------

Income (loss) from operations........................................          4.0             (6.2)
Net interest expense.................................................          1.3              1.4
                                                                         ---------        ---------

Income (loss) before income tax expense (benefit)....................          2.7             (7.6)
Income tax expense (benefit).........................................          0.4             (2.7)
                                                                         ---------        ----------

Net income (loss)....................................................          2.3%            (4.9%)
                                                                         =========        =========


Results of Operations

   Revenues

     Revenues decreased $1.9 million, or 9.8%, during the quarter ended September 29, 1996 in comparison to the same quarter in the preceding year. This decrease in revenues was due to the closure of seven under-performing stores in February of 1996. Same-store sales (stores open the full quarter in both fiscal years) increased $0.2 million, or 1.2%, during the first quarter. The increase in same-store sales was the result of a 3.4% increase in check averages offset by a 2.1% decrease in customer counts.

     Management attributes the increase in check averages to higher check averages in the Company's repositioned "Spaghetti Warehouse Italian Grill" (Italian Grill) units and to new menu items introduced over the last 18 months. First quarter sales in the Company's five Italian Grill units, during current year periods operating under the Italian Grill Format, increased 17.1% over comparable periods in the prior year. Same-store sales in the Company's traditional Spaghetti Warehouse concept declined 0.9% during the first quarter.

     First quarter franchise income increased $139,969 in comparison to fiscal 1996 due primarily to franchise fees associated with the sale of the Company's existing Richmond, Virginia restaurant and an exclusive territory agreement to the Company's Virginia franchisee. The Virginia franchisee intends to convert the Richmond unit into the Italian Grill format and has begun construction of a second franchise restaurant in the Richmond market.

   Costs and Expenses

     Cost of Sales

     Cost of sales as a percentage of total revenues were 25.6% for the first quarter of fiscal 1997 as compared to 24.2% for the same quarter last year. This increase was due to higher food costs at the Company's Italian Grill and Cappellini's restaurants, and to recent price increases incurred on various raw materials including certain dairy, meat and pasta products.

     Operating Expenses

     Operating expenses as a percentage of total revenues were 56.1% for the first quarter of fiscal 1997 as compared to 57.2% for the same quarter last year. Much of this decrease was due to the closure of the seven under-performing units in February 1996, most which had higher operating expenses as a percentage of revenues than the typical Company restaurant. These decreases as a percentage of revenues were offset to a certain extent by higher marketing expenditures in the current year.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues were 8.1% for the first quarter of fiscal 1997 as compared to 7.8% for the same quarter last year. This increase as a percentage of revenues was due to the fixed nature of certain corporate costs relative to the decline in total revenues. First quarter G&A costs actually decreased by $104,041, or 7.0%, compared to the same quarter last year. This decrease was primarily attributable to a decrease in corporate compensation costs resulting from a reduction in six corporate positions, and to reduced recruitment expenses.

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues were 6.1% for the first quarter of fiscal 1997 as compared to 6.8% for the same quarter last year. This reduction was the result of the elimination of depreciation expense on the seven under-performing units closed in February 1996.

     Impairment of Long-Lived Assets

     In March 1995, the Financial  Accounting  Standards Board issued  Statement
No. 121 (SFAS 121), establishing accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company adopted SFAS 121 during the first quarter of fiscal 1997, resulting in a pre-tax, non-cash impairment charge of $1,759,526. This charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value.

Net Interest Expense

     The Company incurred net interest expense of $236,764 during the first quarter of fiscal 1997 compared to $250,318 during the same quarter last year. This decrease was attributable to a decrease in average debt outstanding under the Company's credit facilities in comparison to the same quarter last year.

Income Taxes

     The Company's effective tax rate increased from a provision of 16.6% in the first quarter of fiscal 1996 to a 35.7% benefit in the first quarter of fiscal 1997. The prior year rate was below statutory rates due primarily to the utilization of the Federal FICA tax tip credit and to a benefit recorded for Canadian income taxes. The change in the effective tax rate from the prior year was primarily the result of the tax benefit relating to the current year impairment charge that has been deferred for income tax purposes.

Liquidity and Capital Resources

     The Company's working capital deficit decreased from $3.0 million at June 30, 1996 to $2.5 million on September 29, 1996, due to a reduction in accrued restructuring charges and to the timing of period-end payments of salaries and wages. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investments in either accounts receivable or inventory. Net cash provided by operating activities was $0.9 million for both the quarter ended September 29, 1996 and the quarter ended October 1, 1995.

     Long-term debt outstanding on September 29, 1996 consisted primarily of amounts borrowed under the Company's existing bank credit facility, including a $9.1 million fixed rate term loan and $3.8 million borrowed against its floating rate revolving credit facility. Subject to meeting a certain funded debt to cash flow requirement prior to borrowing any additional funds, the Company had approximately $1.2 million available under this revolving credit facility on September 29, 1996.

     Capital expenditures were $0.7 million for the quarter ended September 29, 1996 as compared to $1.1 million for the same quarter last year. Fiscal 1997 expenditures consisted primarily of the conversion of two Company restaurants to the Italian Grill format and normal purchases of new and replacement restaurant equipment and decor.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of September 29, 1996, the Company had repurchased 781,935 shares of common stock under this program since its inception, including 983 shares in the first quarter of fiscal 1997. Further repurchases with respect to this program are dependent upon various business and financial considerations.

     The company continued its Italian Grill re-positioning strategy in the first quarter of fiscal 1997, converting its Stafford (Houston), Texas and Austin, Texas locations. This updated version of the existing Spaghetti Warehouse concept features new decor, an expanded menu and even greater customer value. The menu was broadened to include grilled entrees, sauteed pastas, new sandwiches, appetizers and pizza. Additionally, traditional menu items were improved and portion sizes increased to enhance the price/value relationship offered to customers.

     In addition to the five Italian Grill units in operation at the end of the first quarter, the Company converted its Houston (Willowbrook), Texas location to the new format in October 1996. Current plans call for the conversion of the Company's Elk Grove Village, Illinois location in December 1996, plus the conversion of an additional three units to the Italian Grill format during the second half of fiscal 1997.

     In addition to the conversion of five additional units to the Italian Grill format during the remainder of fiscal 1997, the Company plans to continue to make necessary replacements and upgrades to its existing restaurants and information systems. Total planned capital expenditures relating to all projects during the next 12 months are approximately $2.5 million. Cash flow from operations, current cash balances and funds available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures, the payment of required debt maturities under the Company's bank credit facility and possible further repurchases of Company stock during the next 12 months.

Forward-Looking Information

     Statements contained in this Form 10-Q for the quarter ended September 29, 1996 that are not historical facts, including but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse conditions in the restaurant industry and other competitive factors, governmental regulation, pending and possible future litigation, seasonality of business, loss of material suppliers or increases in the costs of raw materials used in the Company's food products, termination of key franchise and/or license agreements, as well as the risks and uncertainties discussed elsewhere in this form 10-Q.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named a defendant in a lawsuit filed by a former employee in the United States District Court, Northern District of Oklahoma. This lawsuit claims that the plaintiff was terminated by the Company based upon his race and/or national origin in violation of Title VII of the Civil Rights Act of 1964 and Oklahoma's public policy. Among other things, the plaintiff claims to be entitled to compensatory and punitive damages, but has not specified any specific dollar amount to which he believes he is entitled. The Company intends to defend this lawsuit vigorously, but there can be no assurance that an adverse judgment will not ultimately be rendered against the Company or, if such an adverse judgment is rendered, that such adverse judgment would not have a material adverse effect on the financial conditions or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on October 29, 1996. At such meeting the shareholders (i) elected directors of the Company as follows:

                                                                                     Broker
         Name of Nominee                          For              Withheld         Non-Votes

         Phillip Ratner                           4,723,844         173,638             0
         H.G. Carrington, Jr.                     4,724,019         173,463             0
         C. Cleave Buchanan, Jr.                  4,724,226         173,256             0
         Frank Cuellar, Jr.                       4,719,637         177,845             0
         John T. Ellis                            4,716,565         180,917             0
         Robert R. Hawk                           4,717,137         180,345             0
         Peter Hnatiw                             4,725,226         172,256             0
         James F. Moore                           4,724,226         173,256             0
         Cynthia I. Pharr                         4,724,226         173,256             0
         William B. Rea, Jr.                      4,725,226         172,256             0

and (ii) approved an amendment to the Spaghetti Warehouse, Inc. Employee Stock Purchase Plan (the "Purchase Plan") to extend the termination date of the Purchase Plan to November 30, 1999 (4,483,515 shares voted for, 301,079 shares voted against, 42,676 shares abstained, and 70,212 shares were broker non-votes).

ITEM 6.  EXHIBITS

                  Exhibit
                  Number:                   Document Description


                    10.38 Amended Employment Agreement, dated as of September 1, 1996, by and between the Company and Robert R. Hawk.

                    10.39 Employment Agreement, dated as of October 1, 1996, by and between the Company and John T. Ellis.

                    27.1                    Financial Data Schedule

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Spaghetti Warehouse, Inc.

                  Dated: November 8, 1996         By: /s/Phillip Ratner
                         -------------             -----------------
                                                   Phillip Ratner
                                                   Chairman and
                                                   Chief Executive Officer



                  Dated: November 8, 1996        By: /s/ H. G. Carrington, Jr.
                         ----------------           -------------------------
                                                    H.G. Carrington, Jr.
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                Document Description


   10.38  -       Amended  Employment  Agreement,  dated as of
                    September 1, 1996, by and between the Company and Robert R. Hawk.

   10.39  -       Employment Agreement,  dated as of October 1, 1996, by and between the Company and John T. Ellis.

   27.1   -       Financial Data Schedule