Form 10-Q
period 1996-12-29
SPAGHETTI WAREHOUSE INC
filed 1997-02-06
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended DECEMBER 29, 1996

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

                                    Yes    X   .              No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 29, 1996: 5,681,490 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

            ASSETS                                                                        6/30/96          12/29/96
                                                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents....................................................   $    8,065,364    $     2,025,660
     Accounts receivable..........................................................          659,069            484,411
     Inventories..................................................................          686,995            641,320
     Income taxes receivable......................................................          399,764            303,339
     Prepaid expenses.............................................................          341,711            198,143
                                                                                     --------------    ---------------
            Total current assets..................................................       10,152,903          3,652,873
                                                                                     --------------    ---------------

Property and equipment, net.......................................................       49,893,172         47,491,682
Assets scheduled for divestiture..................................................        1,525,000            250,000
Trademark and franchise rights, net...............................................        3,113,472          3,033,563
Deferred income taxes.............................................................        5,735,128          4,708,051
Other assets......................................................................          948,514            832,036
                                                                                     --------------    ---------------
                                                                                     $   71,368,189    $    59,968,205
                                                                                     ==============    ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................................   $    6,878,358    $     1,970,836
     Accounts payable.............................................................        1,932,648          2,070,807
     Accrued payroll and bonuses..................................................        1,450,812          1,016,343
     Other accrued liabilities....................................................        1,487,488          1,382,017
     Accrued restructuring charges................................................        1,310,540            126,425
     Deferred income taxes........................................................           98,368             11,001
                                                                                     --------------    ---------------
            Total current liabilities.............................................       13,158,214          6,577,429
                                                                                     --------------    ---------------

Long-term debt, less current portion..............................................       12,883,642          8,390,644
Deferred compensation.............................................................           75,875            111,742
Commitments and contingencies.....................................................                -                  -
Stockholders' equity:
     Preferred stock of $1.00 par value; authorized 1,000,000 shares;
            no shares issued......................................................                -                 -
     Common stock of $.01 par value; authorized 20,000,000 shares;
            issued 6,475,375 shares at 6/30/96 and 6,526,973 shares at 12/29/96...           64,754             65,270
Additional paid-in capital........................................................       36,012,761         36,244,056
Cumulative translation adjustment.................................................         (550,642)          (572,622)
Retained earnings.................................................................       16,094,924         15,539,620
                                                                                     --------------    ---------------
                                                                                         51,621,797         51,276,324
Less cost of 842,252 shares at 6/30/96 and 845,483 shares at 12/29/96 of
            common stock held in treasury.........................................       (6,371,339)        (6,387,934)
                                                                                     --------------    ---------------
                                                                                         45,250,458         44,888,390
                                                                                     ==============    ===============
                                                                                     $   71,368,189    $    59,968,205
                                                                                     ==============    ===============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  26-Week Period 26-Week Period   13-Week Period      13-Week Period
                                                                  Ended 12/31/95 Ended 12/29/96   Ended 12/31/95      Ended 12/29/96
    Revenues:
          Restaurant sales.....................................  $    36,065,655 $ 31,921,962    $    17,480,555    $     15,343,895
          Franchise............................................          325,195      490,238            130,142             155,216
          Other................................................          266,224      286,852            127,395             143,413
                                                                 --------------- ------------    ---------------    ----------------
               Total revenues..................................       36,657,074   32,699,052         17,738,092          15,642,524
                                                                 --------------- ------------    ---------------    ----------------

    Costs and expenses:
          Cost of sales........................................        9,028,801    8,456,422          4,458,222           4,094,652
          Operating expenses...................................       21,515,936   18,607,370         10,701,115           9,033,607
          General and administrative...........................        3,053,075    2,656,557          1,568,297           1,275,820
          Depreciation and amortization........................        2,559,585    2,035,068          1,274,183             999,148
          Reversal of restructuring charges....................                -     (400,000)                 -           (400,000)
          Impairment of long-lived assets.............. ...                    -    1,759,526                  -                   -
                                                                 --------------- ------------    ---------------    ----------------
               Total costs and expenses.....................          36,157,397   33,114,943         18,001,817          15,003,227
                                                                 --------------- ------------    ---------------    ----------------

    Income (loss) from operations...........................             499,677     (415,891)          (263,725)            639,297
    Net interest expense........................................         514,698      419,404            264,380             182,640
                                                                 --------------- ------------    ---------------    ----------------

    Income (loss) before income tax expense (benefit)......             (15,021)     (835,295)          (528,105)            456,657
    Income tax expense (benefit)...........................             (57,997)     (279,991)          (142,960)            181,690
                                                                 --------------- ------------    ---------------    ----------------

    Net income (loss).......................................     $        42,976 $   (555,304)   $      (385,145)   $        274,967
                                                                 =============================   ===============    ================

    Net income (loss) per common share:
          Primary...........................................               $ .01       ($ .10)            ($ .07)              $ .05
                                                                           =====        =====             ======               =====
          Fully diluted.....................................               $ .01       ($ .10)            ($ .07)              $ .05
                                                                           =====        =====             ======               =====

    Weighted average common and common share equivalents outstanding:
          Primary...........................................           5,689,296    5,640,641          5,597,590           5,764,543
          Fully diluted.....................................           5,689,296    5,640,641          5,597,590           5,764,543

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              26-Week
                                                                                           Periods Ended
                                                                                    12/31/95           12/29/96
Cash flows from operating activities:
     Net income (loss).......................................................       $   42,976      $    (555,304)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization expense............................        2,559,585          2,035,068
            Reversal of restructuring charges................................                -           (400,000)
            Impairment of long-lived assets..................................                -          1,759,526
            Loss on disposal of property and equipment.......................          143,236              2,233
            Deferred income taxes............................................          (48,744)           939,897
            Other, net.......................................................           52,815             57,211
            Changes in assets and liabilities:
                Accounts receivable..........................................         (236,150)           174,513
                Inventories..................................................         (124,851)            45,675
                Income taxes receivable......................................         (185,483)           106,895
                Prepaid expenses.............................................          (64,002)           143,568
                Other assets.................................................         (250,079)           (84,356)
                Accounts payable.............................................          182,497            127,853
                Accrued payroll and bonuses..................................         (587,654)          (434,469)
                Other accrued liabilities....................................           51,802           (105,471)
                Accrued restructuring charges................................                -            (80,800)
                                                                                 -------------      -------------

                    Net cash provided by operating activities................        1,535,948          3,732,039
                                                                                 -------------      -------------
Cash flows from investing activities:
     Purchase of property and equipment......................................       (2,589,806)        (1,223,076)
     Proceeds from sales of property and equipment...........................          159,369            660,539
     Collection of notes receivable..........................................            6,092                  -
                                                                                 -------------      -------------

                    Net cash used in investing activities....................       (2,424,345)          (562,537)
                                                                                 -------------      -------------
Cash flows from financing activities:
     Net borrowings from (payments on) long-term debt........................        4,232,000         (9,400,520)
     Purchase of treasury shares.............................................         (142,776)           (16,595)
     Proceeds from employee stock plans......................................          234,636            213,811
                                                                                 -------------      -------------

                    Net cash provided by (used in) financing activities......        4,323,860         (9,203,304)
                                                                                 -------------      -------------
Effects of exchange rate changes on cash and cash equivalents................           (2,242)            (5,902)
                                                                                 -------------      -------------
Net increase (decrease) in cash and cash equivalents.........................        3,433,221         (6,039,704)
Cash and cash equivalents at beginning of period.............................        1,872,919          8,065,364
                                                                                 -------------      -------------
Cash and cash equivalents at end of period...................................    $   5,306,140      $   2,025,660
                                                                                 =============      =============
Supplemental information:
     Interest paid...........................................................    $     550,766      $     738,864
                                                                                 =============      =============
     Income taxes paid (net of refunds collected)............................    $     194,425      $  (1,316,126)
                                                                                 =============      =============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of December 29, 1996 and the consolidated results of operations and cash flows for the 26-week and 13-week periods ended December 29, 1996 and December 31, 1995. The condensed consolidated statement of operations for the 26-week and 13-week period ended December 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Accounting Policies

     During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.   New Financial Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company elected to adopt SFAS 121 in the first quarter of fiscal 1997.

     Adoption of SFAS 121 requires the Company to review its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. As a result of applying provisions of SFAS 121, the Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers each restaurant's historical operating losses a primary indicator of potential impairment. The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than their carrying amount. If a restaurant's assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their estimated fair market value based on quoted market prices for similar assets.

     The Company recorded a pre-tax non-cash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting SFAS 121. The charge relates to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value.

4.   Restructuring Charges

     In the third quarter of fiscal 1996, the Company implemented a restructuring plan intended to strengthen its competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The Company recorded a pre-tax charge of $13.9 million in the third quarter of fiscal 1996 to cover costs related to the execution of this plan, including the write-down of property and equipment to its estimated net realizable value, severance packages, and various other store closing and corporate obligations.

     As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the restructuring plan, total costs relating to this plan will be less than the previously recorded charge. Therefore, the Company reversed $400,000 in pre-tax restructuring charges in the second quarter of fiscal 1997.

5.   Subsequent Event

     Due to poor operating results, the Company closed its Cappellini's restaurant location in Addison, Texas on December 31, 1996. Prior to its closing, Cappellini's posted a pre-tax operating loss of $171,000 during the first six months of fiscal 1997.

6.   Commitments & Contingencies

     As discussed in the Company's Form 10-K for the fiscal year ended June 30, 1996, Bright-Kaplan International Corporation ("BK"), submitted a claim against the Company to the American Arbitration Association ("AAA") in Dallas, Texas. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. BK claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK was seeking damages in excess of $9.0 million. On January 8, 1997 the AAA informed the Company that it has no liability with regard to any claims made by BK. All AAA arbitration expenses were awarded in favor of the Company. The Company will seek the dismissal of a lawsuit previously filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, in the circuit court of Hamilton County, Tennessee on August 11, 1995. The lawsuit contains essentially the same claims as were submitted to the AAA.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     The following table presents expenses as a percentage of total revenues for
certain  selected   financial  data  included  in  the  Condensed   Consolidated
Statements of Operations.

                                                              26-Week                    13-Week
                                                           Periods Ended              Periods Ended
                                                       12/31/95     12/29/96     12/31/95     12/29/96

Revenues ..........................................      100.0%       100.0%       100.0%       100.0%
                                                      --------      --------      -------      -------

Costs and expenses:
      Cost of sales................................       24.6         25.9         25.1         26.2
      Operating expenses...........................       58.7         56.9         60.3         57.8
      General and administrative expenses..........        8.3          8.1          8.9          8.1
      Depreciation and amortization................        7.0          6.2          7.2          6.4
      Reversal of restructuring charges............        0.0         (1.2)         0.0         (2.6)
      Impairment of long-lived assets..............        0.0          5.4          0.0          0.0
                                                      --------     --------      -------      -------
                Total costs and expenses...........       98.6        101.3        101.5         95.9
                                                      --------     --------      -------      -------

Income (loss) from operations......................        1.4         (1.3)        (1.5)         4.1
Net interest expense...............................        1.4          1.3          1.5          1.2
                                                      --------     --------      -------      -------

Income (loss) before income taxes..................        0.0         (2.6)        (3.0)         2.9
Income tax expense (benefit).......................       (0.1)        (0.9)        (0.8)         1.1
                                                      --------     --------      -------      -------

Net income (loss)..................................        0.1%        (1.7%)       (2.2%)        1.8%
                                                      ========     ========      =======      =======


Results of Operations

   Revenues

     Revenues decreased $2.1 million, or 11.8%, during the quarter ended December 29, 1996 in comparison to the same quarter in the preceding year. This decrease in revenues was due primarily to the closure of seven under-performing stores in February 1996 and the sale of the Company's Richmond, Virginia location to a franchisee in September 1996. Same-store sales (stores open the full quarter in both fiscal years) decreased 0.2% during the second quarter. Second quarter same-store sales were adversely impacted by New Year's Eve falling in the second quarter of fiscal 1996, but in the third quarter of the current fiscal year. The decrease in same-store sales was also the result of a 3.2% decrease in customer counts offset by a 3.1% check average increase.

     Revenues for the six months ended December 29, 1996 decreased $4.0 million, or 10.8%, compared to the same period last year. The decrease was due to the reduction in the number of restaurants in comparison to last year as mentioned above. Same-store sales for the first half of fiscal 1997 actually increased 0.4% compared to the same period last year. Additionally, franchise income increased $165,043 in comparison to fiscal 1996, due primarily to fees associated with the sale of the Company's Richmond, Virginia restaurant and an exclusive territory agreement to the Company's Virginia franchisee. The six-month increase in same-store sales was the result of a 3.2% increase in check average, partially offset by a 2.7% decrease in customer counts.

     Management attributes the increase in check averages to new menu items introduced over the past year, modest price increases and to increased check averages in the Company's repositioned "Spaghetti Warehouse Italian Grill" (Italian Grill) units. Sales for the 26-week period ended December 29, 1996 in the Company's seven Italian Grill units, during the periods operating under the Italian Grill format in the current year, increased 9.3% over comparable periods in the prior year. Same-store sales in the Company's traditional Spaghetti Warehouse concept declined 1.1% during the first six months of fiscal 1997.

   Costs and Expenses

     Cost of Sales

     Cost of sales as a percentage of total revenues were 26.2% for the current quarter as compared to 25.1% for the same quarter last year. For the first six months of fiscal 1997, cost of sales as a percentage of revenues were 25.9% as compared to 24.6% during the same period last year. The current year increases are due to higher food costs at the Company's Italian Grill and Cappellini's restaurants, and to higher commodity prices on certain meat, pasta and dairy products. Management anticipates that cost of sales as a percentage of revenues will continue to exceed prior year levels as additional Spaghetti Warehouse units are converted to the Italian Grill format.

     Operating Expenses

     Operating expenses as a percentage of total revenues were 57.8% for the current quarter as compared to 60.3% for the same quarter last year. Much of this decrease is due to the closure of the seven low-volume units in February 1996, most which incurred higher operating expenses as a percentage of revenues than the typical Company restaurant. In addition, decreased marketing expenditures, property taxes and occupancy costs contributed to the current year decline in operating expenses.

     For the first half of fiscal 1997, operating expenses as a percentage of revenues were 56.9% as compared to 58.7% in the same period last year. The six-month decline in operating expenses as a percentage of revenues was due primarily to the same factors as mentioned above.


     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues were 8.1% for the current quarter as compared to 8.9% for the same quarter last year. In addition to the prior year non-cash write-off of certain capitalized costs to G&A, current year decreases in research and development costs and professional fees contributed to the decrease in G&A as a percentage of revenues.

     For the first half of fiscal 1997, G&A expenses were 8.1% of total revenues as compared to 8.3% for the first half of the prior year. This decrease is primarily attributable to a decrease in compensation costs, resulting from the elimination of several corporate positions, and to the non-cash write-offs in the prior year mentioned above.

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues were 6.4% for the current quarter as compared to 7.2% for the same quarter last year. For the six months ended
December 29, 1996, D&A as a percentage of revenues were 6.2% compared to the 7.0% for the same period last year. This reduction was the result of the elimination of depreciation expense on the seven low-volume units closed in February 1996.

     Reversal of Restructuring Charges

     As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the February 1996 restructuring plan, total costs relating to this plan will be less than the $13.9 million charge recorded in the third quarter of fiscal 1996. As a result, the Company reversed $400,000 in pre-tax restructuring charges in the second quarter of fiscal 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information.

     Impairment of Long-Lived Assets

     The Company adopted Financial Accounting Standards Board Statement No. 121 during the first quarter of fiscal 1997 resulting in a pre-tax, non-cash impairment charge of $1,759,526. This charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

Net Interest Expense

     The Company incurred net interest expense of $182,640 during the current quarter compared to $264,380 during the same quarter last year. For the six months ended December 29, 1996, net interest expense was $419,404 compared to $514,698 in the same period last year. These current year decreases are attributed to decreases in average debt outstanding under the Company's credit facilities in comparison to the same periods last year.


Income Taxes

     The Company's effective tax rate increased from a 27.1% benefit in the second quarter of fiscal 1996 to a 39.8% provision in the current year. The prior year rate was below statutory rates due to various costs which were not includable in the calculation of taxable income for tax purposes. As a result, the actual pre-tax loss reported in the second quarter of the prior year was greater than the calculated taxable loss for that period.

     For the six months ended December 29, 1996, the Company realized an income tax benefit of 33.5%. This benefit was below statutory rates due to the same reason as mentioned above. A Canadian income tax benefit and pre-tax loss for the six-month period ended December 31, 1995 resulted in an income tax benefit in the prior year.

Liquidity and Capital Resources

     Due to a reduction in accrued restructuring charges and to the timing of period-end payments of salaries and wages, the Company's working capital deficit decreased from $3.0 million at June 30, 1996 to $2.9 million on December 29, 1996. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory. Net cash provided by operating activities was $3.7 million for the first half of fiscal 1997 compared to $1.5 million during the first half of fiscal 1996.

     Long-term debt outstanding on December 29, 1996 consisted of amounts borrowed under the Company's existing bank credit facility, including a $9.4 million fixed rate term loan and $1.0 million borrowed against its floating rate revolving credit facility. Subject to meeting a certain funded debt to cash flow requirement prior to borrowing any additional funds, the Company had an additional $4.0 million available under this revolving credit facility on December 29, 1996.

     Capital expenditures were $1.2 million for the 26-week period ended December 29, 1996 as compared to $2.6 million for the same period last year. Fiscal 1997 expenditures consisted primarily of the conversion of four Company restaurants to the Italian Grill format and normal purchases of new and replacement restaurant equipment and decor.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. Including the 3,231 shares repurchased during the first six months of fiscal 1997, the Company has repurchased 784,183 shares of common stock under this program since its inception. Further repurchases with respect to this program are dependent upon various business and financial considerations.

     The Company continued its Italian Grill re-positioning strategy in the second quarter of fiscal 1997, converting its Willowbrook (Houston), Texas and Elk Grove Village, Illinois locations. Additionally, the Company's Virginia franchisee converted the Richmond, Virginia location to the Grill format in the second quarter and opened a new franchise Italian Grill location in Glen Allen, Virginia in January 1997. This updated version of the existing Spaghetti Warehouse concept features new decor, an expanded menu and even greater customer value. The menu was broadened to include grilled entrees, sauteed pastas, new sandwiches, appetizers and pizza. Additionally, traditional menu items were improved, and portion sizes increased to enhance the price/value relationship offered to customers.

     In addition to the seven Company-owned Italian Grill units in operation at the end of the second quarter, current plans call for conversion of an additional three units to the Italian Grill format during the second half of fiscal 1997.

     The Company closed its Cappellini's location in Addison, Texas on December 31, 1996. The Company's non-cash pre-tax charge of $1.8 million in the first quarter related to write-down of the Cappellini's restaurant to its estimated fair market value. Prior to its closing, Cappellini's posted a pre-tax operating loss of $171,000 for the first six months of fiscal 1997.

     In addition to the conversion of three additional units to the Italian Grill format during the remainder of fiscal 1997, the Company plans to continue to make necessary replacements and upgrades to its existing restaurants and information systems. Total planned capital expenditures relating to all projects during the next 12 months are approximately $2.5 million. Cash flow from operations, current cash balances and funds available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures, payment of required debt maturities under the Company's bank credit facility and possible further repurchases of Company stock for the next 12 months.

Forward-Looking Information

     Statements contained in this Form 10-Q for the quarter ended December 29, 1996 that are not historical facts, including but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse conditions in the restaurant industry and other competitive factors, governmental regulation, pending and possible future litigation, seasonality of business, loss of material suppliers or increases in the costs of raw materials used in the Company's food products, termination of key franchise and/or license agreements, as well as the risks and uncertainties discussed elsewhere in this form 10-Q.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K for the fiscal year ended June 30, 1996, Bright-Kaplan International Corporation ("BK"), submitted a claim against the Company to the American Arbitration Association ("AAA") in Dallas, Texas. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. BK claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK was seeking damages in excess of $9.0 million. On January 8, 1997 the AAA informed the Company that it has no liability with regard to any claims made by BK. All AAA arbitration expenses were awarded in favor of the Company. The Company will seek the dismissal of a lawsuit previously filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, in the circuit court of Hamilton County, Tennessee on August 11, 1995. The lawsuit contains essentially the same claims as were submitted to the AAA.


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

                            SPAGHETTI WAREHOUSE, INC.

                  Dated:  February 5, 1997        By: /s/Phillip Ratner
                          ----------------           -----------------
                                                     Phillip Ratner
                                                     Chairman and
                                                     Chief Executive Officer



                  Dated:  February 5, 1997       By: /s/ H. G. Carrington, Jr.
                          ----------------           -------------------------
                                                     H.G. Carrington, Jr.
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                DOCUMENT DESCRIPTION              PAGE


   27.1                             Financial Data Schedule

                                  EXHIBIT 27.1