Form 10-Q
period 1997-03-30
SPAGHETTI WAREHOUSE INC
filed 1997-05-08
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended MARCH 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                               Yes   X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 1997: 5,680,494 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


            ASSETS                                                                          6/30/96              3/30/97
            ------                                                                          -------              -------
                                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents.......................................................    $  8,065,364        $   1,472,160
     Accounts receivable.............................................................         659,069              553,747
     Inventories.....................................................................         686,995              625,386
     Income taxes receivable.........................................................         399,764              273,739
     Prepaid expenses................................................................         341,711              294,177
                                                                                              -------              -------
            Total current assets.....................................................      10,152,903            3,219,209
                                                                                           ----------            ---------



Property and equipment, net..........................................................      50,126,121           47,228,959
Assets scheduled for divestiture.....................................................       1,525,000              196,513
Trademark and franchise rights, net..................................................       3,113,472            2,970,404
Deferred income taxes................................................................       5,735,128            4,495,308
Other assets                                                                                  715,565              578,711
                                                                                              -------              -------
                                                                                          $71,368,189          $58,689,104



     LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
     Current portion of long-term debt...............................................    $  6,878,358        $   1,970,836
     Accounts payable                                                                       1,932,648            1,928,059
     Accrued payroll and bonuses.....................................................       1,450,812            1,308,537
     Other accrued liabilities.......................................................       1,585,856            1,062,806
     Accrued restructuring charges...................................................       1,310,540               99,726
                                                                                            ---------               ------
            Total current liabilities................................................      13,158,214            6,369,964
                                                                                           ----------            ---------



Long-term debt, less current portion.................................................      12,883,642            6,897,935
Deferred compensation................................................................          75,875              129,489
Commitments and contingencies........................................................               -                    -
Stockholders' equity:
     Preferred stock of $1.00 par value; authorized 1,000,000 shares;
            no shares issued.........................................................               -                    -
     Common stock of $.01 par value; authorized 20,000,000 shares;
            issued 6,475,375 shares at 6/30/96 and 6,527,835 shares at 3/30/97                 64,754               65,278
Additional paid-in capital...........................................................      36,012,761           36,246,849
Cumulative translation adjustment....................................................        (550,642)            (619,435)
Retained earnings....................................................................      16,094,924           15,996,248
                                                                                           ----------           ----------
                                                                                           51,621,797           51,688,940
Less cost of 842,252 shares at 6/30/96 and 847,341 shares at 3/30/97 of
            common stock held in treasury............................................      (6,371,339)          (6,397,224)
                                                                                           ----------           ----------
                                                                                           45,250,458           45,291,716
                                                                                          $71,368,189          $58,689,104

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)




                                              39-Week Period           39-Week Period          13-Week Period         13-Week Period
                                               Ended 3/31/96           Ended 3/30/97            Ended 3/31/96          Ended 3/30/97
                                              --------------           --------------          --------------         --------------
Revenues:
     Restaurant sales.........................  $52,955,213              $47,264,337             $16,889,558             $15,342,375
     Franchise................................      476,817                  729,796                 151,622                 239,558
     Other....................................      405,318                  423,579                 139,094                 136,727
                                                    -------                  -------                 -------                 -------
            Total revenues....................   53,837,348               48,417,712              17,180,274              15,718,660
                                                 ----------               ----------              ----------              ----------

Costs and expenses:
     Cost of sales............................   13,507,577               12,373,632               4,478,776               3,917,210
     Operating expenses.......................   31,539,429               27,279,750              10,023,493               8,672,380
     General and administrative...............    4,427,464                3,978,431               1,374,389               1,321,874
     Depreciation and amortization............    3,748,123                2,997,936               1,188,538                 962,868
     Restructuring charges (reversals)........   13,875,248                 (400,000)             13,875,248                       -
     Impairment of long-lived assets..........            -                1,759,526                       -                       -
                                                 ----------                ---------              ----------              ----------
            Total costs and expenses..........   67,097,841               47,989,275              30,940,444              14,874,332
                                                 ----------               ----------              ----------              ----------

Income (loss) from operations.................  (13,260,493)                 428,437             (13,760,170)                844,328
Net interest expense..........................      807,538                  566,214                 292,840                 146,810
                                                    -------                  -------                 -------                 -------
Income (loss) before income tax
 expense (benefit)............................  (14,068,031)                (137,777)            (14,053,010)                697,518
Income tax expense (benefit)..................   (5,468,721)                 (39,101)             (5,410,724)                240,890
                                                 ----------                  -------              ----------                 -------

Net income (loss)............................. $ (8,599,310)            $    (98,676)          $  (8,642,286)           $    456,628
                                               ============             ------------           =============            ============

Net income (loss) per common and
 common equivalent share...................... $      (1.53)            $       (.02)          $      (1.54)            $        .08
                                               ============             ============           ============             ============
Weighted average common and common
 equivalent shares outstanding................    5,606,291                5,653,908               5,624,274               5,810,290
                                                  =========                =========               =========               =========

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                             39-Week
                                                                                          Periods Ended
                                                                                  ------------------------------
                                                                                   3/31/96              3/30/97
                                                                                  ---------            ---------
Cash flows from operating activities:
    Net income (loss).........................................................$  (8,599,310)      $     (98,676)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization expense.................................    3,748,123           2,997,936
        Restructuring charges (reversals).....................................   13,875,248            (400,000)
        Impairment of long-lived assets.......................................            -           1,759,526
        Loss on disposal of property and equipment............................      144,809              26,833
        Deferred income taxes.................................................   (5,423,628)          1,144,757
        Other, net............................................................      183,112              74,958
        Changes in assets and liabilities:
            Accounts receivable...............................................       42,436             102,827
            Inventories.......................................................        2,109              61,609
            Income taxes receivable...........................................     (221,416)            128,480
            Prepaid expenses..................................................      (34,100)             47,534
            Other assets......................................................     (752,786)            (84,406)
            Accounts payable..................................................     (467,130)             (5,173)
            Accrued payroll and bonuses.......................................     (814,770)           (142,275)
            Other accrued liabilities.........................................     (253,361)           (427,411)
            Accrued restructuring charges.....................................     (405,297)            (98,379)
                                                                                   --------             -------

        Net cash provided by operating activities.............................    1,024,039           5,088,140
                                                                                  ---------           ---------
Cash flows from investing activities:
    Purchase of property and equipment........................................   (3,569,117)         (1,726,558)
    Proceeds from sales of property and equipment.............................      258,045             766,418
    Collection of notes receivable............................................        6,092                   -
                                                                                      -----             -------

        Net cash used in investing activities.................................   (3,304,980)           (960,140)
                                                                                 ----------            --------
Cash flows from financing activities:
    Net borrowings from (payments on) long-term debt..........................    4,250,000         (10,893,229)
    Purchase of treasury shares...............................................      (27,000)            (25,885)
    Proceeds from employee stock plans........................................       93,658             216,611
                                                                                     ------             -------

        Net cash provided by (used in) financing activities...................    4,316,658         (10,702,503)
                                                                                  ---------         -----------
Effects of exchange rate changes on cash and cash equivalents.................       (1,690)            (18,701)
                                                                                     ------             -------
Net increase (decrease) in cash and cash equivalents..........................    2,034,027          (6,593,204)
Cash and cash equivalents at beginning of period..............................    1,872,919           8,065,364
                                                                                  ---------           ---------
Cash and cash equivalents at end of period....................................$   3,906,946       $   1,472,160
                                                                              =============       =============
Supplemental information:
    Interest paid                                                             $     828,830       $     961,387
                                                                              =============       =============
    Income taxes paid (net of refunds collected)..............................$     213,780       $  (1,309,308)
                                                                              =============       =============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of March 30, 1997 and the consolidated results of operations and cash flows for the 39-week and 13-week periods ended March 30, 1997 and March 31, 1996. The condensed consolidated statement of operations for the 39-week and 13-week periods ended March 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     The Company recorded a pre-tax, non-cash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting SFAS 121. The charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value. This restaurant was subsequently closed on December 31, 1996 due to poor operating results.

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

     As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the restructuring plan, total costs relating to this plan were less than the previously recorded charge. Therefore, the Company reversed $400,000 in pre-tax restructuring charges in the second quarter of fiscal 1997.

5.   Commitments & Contingencies

     As discussed in the Company's Form 10-K for the fiscal year ended June 30, 1996, Bright-Kaplan International Corporation ("BK") filed a claim in arbitration against the Company with the American Arbitration Association ("AAA") in Dallas, Texas. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. BK claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK was seeking damages in excess of $9.0 million. Following an extensive hearing before the arbitration panel in Dallas, the panel unanimously ruled that the Company had no liability in this matter. All AAA arbitration expenses were awarded in favor of the Company. The Company has filed a motion to confirm the arbitration award and dismiss a lawsuit previously filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, in the circuit court of Hamilton County, Tennessee on August 11, 1995. The lawsuit contains essentially the same claims as were submitted to the AAA, decided in favor of the Company by the arbitration panel.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     The following table presents expenses as a percentage of total revenues for
certain  selected   financial  data  included  in  the  Condensed   Consolidated
Statements of Operations.

                                                              39-Week                    13-Week
                                                           Periods Ended              Periods Ended
                                                        3/31/96      3/30/97      3/31/96      3/30/97
                                                        -------      -------      -------      -------

Revenues...........................................      100.0%       100.0%       100.0%       100.0%
                                                         -----        -----        -----        -----

Costs and expenses:
      Cost of sales................................       25.1         25.6         26.1         24.9
      Operating expenses...........................       58.6         56.3         58.3         55.2
      General and administrative...................        8.2          8.2          8.0          8.4
      Depreciation and amortization................        6.9          6.2          6.9          6.1
      Restructuring charges (reversals)............       25.8         (0.8)        80.8          0.0
      Impairment of long-lived assets..............        0.0          3.6          0.0          0.0
                                                           ---          ---          ---          ---
                Total costs and expenses...........      124.6         99.1        180.1         94.6
                                                         -----         ----        -----         ----

Income (loss) from operations......................      (24.7)         0.9        (80.1)         5.4
Net interest expense...............................        1.5          1.2          1.7          1.0
                                                           ---          ---          ---          ---

Income (loss) before income taxes..................      (26.1)        (0.3)       (81.8)         4.4
Income tax expense (benefit).......................      (10.1)        (0.1)       (31.5)         1.5
                                                         -----         ----        -----          ---

Net income (loss)..................................      (16.0%)       (0.2%)      (50.3%)        2.9%
                                                         =====         ====        =====          ===


Results of Operations

   Revenues

     Revenues decreased $1.5 million, or 8.5%, during the quarter ended March 30, 1997 in comparison to the same quarter in the preceding year. This decrease in revenues was due primarily to the closure of seven under-performing stores in February 1996, the sale of the Company's Richmond, Virginia operation to a franchisee in November 1996 and the closing of the Company's Cappellini's unit on December 31, 1996. Same-store sales (stores open the full quarter in both fiscal years) decreased 0.4% during the third quarter. Although the current quarter comparison was positively impacted by New Year's Eve falling in the third quarter of this fiscal year as compared to the second quarter a year ago, the benefit was offset by this year's Easter falling in March as compared to April a year ago. The decrease in same-store sales was the result of a 3.3% decrease in customer counts offset by a 3.1% check average increase.

     Revenues for the nine months ended March 30, 1997 decreased $5.4 million, or 10.1%, compared to the same period last year. The decrease was due to the reduction in the number of restaurants in comparison to last year as mentioned above. Same-store sales through the first nine months of fiscal 1997 increased 0.2% compared to the same period last year. Additionally, franchise income increased $234,193 in comparison to fiscal 1996, due primarily to fees associated with the sale of the Company's Richmond, Virginia restaurant, an exclusive territory agreement to the Company's Virginia franchisee and the opening of two additional franchise units. The nine-month increase in same-store sales was the result of a 3.2% increase in check average, partially offset by a 2.8% decrease in customer counts.

     Management attributes the increase in check averages to new menu items introduced over the past year, modest price increases and to increased check averages in the Company's repositioned Spaghetti Warehouse Italian Grill ("Italian Grill") units. Sales for the 39-week period ended March 30, 1997 in the Company's seven Italian Grill units, during the periods operating under the Italian Grill format in the current year, increased 6.1% over comparable periods in the prior year. Same-store sales in the Company's traditional Spaghetti Warehouse concept declined 1.0% during the first nine months of fiscal 1997.

   Costs and Expenses

     Cost of Sales

     Cost of sales as a percentage of total revenues were 24.9% for the current quarter as compared to 26.1% for the same quarter last year. For the first nine months of fiscal 1997, cost of sales as a percentage of revenues were 25.6% as compared to 25.1% during the same period last year. The current quarter decrease is due to the closing of Cappellini's, which had higher food costs than typical Spaghetti Warehouse restaurants, lower commodity prices and tighter inventory controls. The nine-month increase in cost of sales as a percentage of revenues was due to higher food costs associated with Cappellini's and the Italian Grill, and higher commodity prices on certain meat, dairy and pasta products during the first two quarters of fiscal 1997. Management anticipates that cost of sales as a percentage of revenues will decline slightly from prior year levels due to the closing of Cappellini's and a return to lower commodity prices.

     Operating Expenses

     Operating expenses as a percentage of total revenues were 55.2% for the current quarter as compared to 58.3% for the same quarter last year. Much of this decrease is due to the closure of the seven low-volume units in February 1996 and Cappellini's on December 31, 1996. These units generally incurred higher operating expenses as a percentage of revenues than the typical Company restaurant. In addition, improved controls over restaurant labor expenses and security costs, and reduced marketing expenditures contributed to the current year decline in operating expenses as a percentage of revenues.

     For the 39-week period ended March 30, 1997, operating expenses as a percentage of revenues were 56.3% as compared to 58.6% in the same period last year. The nine-month decline in operating expenses as a percentage of revenues was due primarily to the same factors mentioned above.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues were 8.4% for the current quarter as compared to 8.0% for the same quarter last year. The relatively fixed nature of certain G&A costs compared to the decline in total revenues contributed to the increase in G&A costs as a percentage of total revenues. G&A expenses for the third quarter actually declined $52,515 in comparison to the same quarter last year.

     G&A expenses were 8.2% of total revenues for both the nine-month period of fiscal 1997 and 1996. G&A expensed decreased $183,573 in the to nine-month period ended March 30, 1997 compared to the corresponding period a year ago.

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues were 6.1% for the current quarter as compared to 6.9% for the same quarter last year. For the 39-week period ended March 30, 1997, D&A as a percentage of revenues were 6.2% compared to 6.9% for the same period last year. This reduction was the result of the elimination of depreciation expense on the seven low-volume units closed in February 1996, and pre-opening cost amortization at Cappellini's.

     Restructuring Charges (Reversals)

     As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the February 1996 restructuring plan, total costs relating to this plan were less than the $13.9 million charge recorded in the third quarter of fiscal 1996. As a result, the Company reversed $400,000 in pre-tax restructuring charges in the second quarter of fiscal 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information.

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

   Net Interest Expense

     The Company incurred net interest expense of $146,810 during the current quarter compared to $292,840 during the same quarter last year. For the nine months ended March 30, 1997, net interest expense was $566,214 compared to $807,538 in the same period last year.

These current year decreases are attributed to decreases in average debt outstanding under the Company's credit facilities in comparison to the same periods last year.

   Income Taxes

     The Company's effective tax rate decreased from a benefit of 38.5% in the third quarter of fiscal 1996 to a provision of 34.5% in the current quarter. For the nine months ended March 30, 1997, the Company's effective rate was a benefit of 28.4% compared to a benefit of 38.9% in the corresponding period last year. The decline in the current year rate is primarily attributable to the fact that a higher proportion of the Company's consolidated pre-tax earnings is being generated by the Company's Canadian operations (which is taxed at a lower rate) this year as compared to last year. The reduction in current year U.S. pre-tax earnings as a percentage of consolidated pre-tax earnings is primarily attributable to the $1.8 million asset impairment charge recorded in the first quarter of fiscal 1997.

Liquidity and Capital Resources

     The Company's working capital deficit increased from $3.0 million at June 30, 1996 to $3.2 million on March 30, 1997. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $5.1 million for the 39-week period ending March 30, 1997 compared to $1.0 million during the first three quarters of fiscal 1996. This increase is attributed to the improvement in current year earnings, the receipt of prior year income tax refunds, and changes in certain components of working capital.

     Long-term debt outstanding on March 30, 1997 consisted of an $8.9 million fixed rate term loan borrowed under the Company's existing bank credit facility. Subject to meeting a certain funded debt to cash flow requirement prior to borrowing any additional funds, the Company had an additional $5.0 million available under its bank revolving credit facility on March 30, 1997.

     Capital expenditures were $1.7 million for the 39-week period ended March 30, 1997 as compared to $3.6 million for the same period last year. Fiscal 1997 expenditures consisted primarily of the conversion of four Company restaurants to the Italian Grill format and normal purchases of new and replacement restaurant equipment and decor.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. The Company purchased 1,858 shares during the third quarter of fiscal 1997 and has purchased a total of 5,089 shares since the beginning of fiscal 1997. The Company has repurchased 786,041 shares of common stock under this program since its inception. Further repurchases with respect to this program are dependent upon various business and financial considerations.

     The Spaghetti Warehouse Italian Grill concept is an updated version of the traditional Spaghetti Warehouse and features new decor, an expanded menu and even greater customer value. The menu was broadened to include grilled entrees, sauteed pastas, new sandwiches, appetizers and pizza. Additionally, traditional menu items were improved, and portion sizes increased to enhance the price/value relationship offered to customers.

     The Company will continue its Italian Grill re-positioning strategy in the fourth quarter of fiscal 1997, converting its Philadelphia, Pennsylvania unit to a modified version of its previous Italian Grill format. This modified format will attempt to increase operating profits while reducing the required investment associated with Grill conversion. The modified Grill will feature greater menu variety while maintaining traditional Spaghetti Warehouse portion sizes, thus lower operating costs and improving profit margins.

     The Company closed its Cappellini's location in Addison, Texas on December 31, 1996. The Company's non-cash, pre-tax charge of $1.8 million in the first quarter related to the write-down of the Cappellini's restaurant to its estimated fair market value. Cappellini's posted a pre-tax operating loss of $232,000 during fiscal 1997.

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

Forward-Looking Information

     Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse conditions in the restaurant industry and other competitive factors, governmental regulation, pending and possible future litigation, seasonality of business, loss of material suppliers or increases in the costs of raw materials used in the Company's food products, termination of key franchise and/or license agreements, as well as the risks and uncertainties discussed elsewhere in this Form 10-Q.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K for the fiscal year ended June 30, 1996, Bright-Kaplan International Corporation ("BK") filed a claim in arbitration against the Company with the American Arbitration Association ("AAA") in Dallas, Texas. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. BK claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK was seeking damages in excess of $9.0 million. Following an extensive hearing before the arbitration panel in Dallas, the panel unanimously ruled that the Company had no liability in this matter. All AAA arbitration expenses were awarded in favor of the Company. The Company has filed a motion to confirm the arbitration award and dismiss a lawsuit previously filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, in the circuit court of Hamilton County, Tennessee on August 11, 1995.
The lawsuit contains essentially the same claims as were submitted to the AAA, decided in favor of the Company by the arbitration panel.



ITEM 6.           EXHIBITS

                  Exhibit
                  Number:           Document Description
                  -------           --------------------

                    10.1 Employment Agreement, dated as of October 28, 1996, by and between the Company and Phillip Ratner.

                    27.1            Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SPAGHETTI WAREHOUSE, INC.

                  Dated:  May 7, 1997                     By: /s/Phillip Ratner
                          -----------                         -----------------
                                                                 Phillip Ratner
                                                                   Chairman and
                                                        Chief Executive Officer



                  Dated:  May 7, 1997             By: /s/ H. G. Carrington, Jr.
                          -----------                 -------------------------
                                                           H.G. Carrington, Jr.
                                                   Executive Vice President and
                                                        Chief Financial Officer