Form 10-K
period 1997-06-29
SPAGHETTI WAREHOUSE INC
filed 1997-09-23
CIK 775298

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----       EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 29, 1997
                                      OR

  -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

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

             402 WEST I-30
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

                                     NONE
                               (Title of Class)
                        ______________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the New York Stock Exchange, Inc. on September 12, 1997 was $32,541,705. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of September 12, 1997, 5,655,494 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held October 28, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.
================================================================================

                                    PART I

ITEM 1.   BUSINESS.

General Development and Scope of Business

  Spaghetti Warehouse, Inc. (the "Company"), which was incorporated in Texas in June 1972, operates as a holding company and conducts substantially all of its operations through its subsidiaries. Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries. The Company's principal executive offices are located at 402 West I-30, Garland, Texas 75043. See Item 2.

  The Company operates 28 restaurants and franchises five restaurants in 14 states under two concepts using the names "The Spaghetti Warehouse" and "Spaghetti Warehouse Italian Grill." The Spaghetti Warehouse and Spaghetti Warehouse Italian Grill concepts are full-service restaurants serving high-quality, value-priced, classic Italian food in a casual atmosphere. The Company also operates a joint-venture restaurant, and franchises six restaurants in Canada under the name "The Old Spaghetti Factory." Each of the Company's restaurants offer a memorable dining experience by serving freshly prepared authentic Italian recipes in a casual and relaxing atmosphere.

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

  Many of the Company's restaurants are located in distinctive, older, restored buildings in urban locations. Dining room seating capacity in downtown Spaghetti Warehouse restaurants range from approximately 300 to 600 persons, with an average dining room seating capacity of approximately 450. The typical downtown Company restaurant has approximately 15,200 square feet devoted to restaurant use, including kitchen and storage. The Company also operates eight restaurants in suburban markets. The typical suburban Company restaurant is approximately 9,600 square feet in size with seating capacity for around 300 persons.

  Full alcoholic beverage service is available at the Company's restaurants. Because of the family orientation of Spaghetti Warehouse restaurants, alcoholic beverages are served primarily at the dining table with meal service. A bar area is located adjacent to the dining area, primarily to accommodate customers waiting for dining tables. The Company adheres to a strict program requiring moderation in the service and consumption of alcoholic beverages. During the fiscal years ended June 29, 1997, June 30, 1996 and July 2, 1995, sales of alcoholic beverages accounted for approximately 9%, 9% and 10% of the Company's revenues, respectively.

The following table sets forth, for the periods indicated, selected restaurant information:

                                                                                 YEAR ENDED
                                                     -------------------------------------------------------------------
                                                       JULY 4,      JULY 3,       JULY 2,       JUNE 30,      JUNE 29,
                                                        1993         1994           1995         1996           1997
                                                     -------------------------------------------------------------------
                                                                       (Sales data shown in thousands)
Sales per restaurant open for full year:
   Average.....................................        $2,460        $2,246        $2,109        $2,173        $2,217
   High........................................        $4,301        $4,300        $4,494        $4,546        $4,620
   Low.........................................        $1,493        $1,234        $1,048        $1,514        $1,418

Check average per customer, including
 alcoholic beverages (all stores):
   Lunch.......................................        $ 6.18        $ 6.19        $ 6.40        $ 6.73        $ 6.98
   Dinner......................................        $ 8.45        $ 8.41        $ 8.32        $ 8.64        $ 8.90

Restaurants open for full year.................            24            31            36            29            28
Restaurants open at year-end...................            31            36            37            30            28

     The Company closed its Cappellini's location in Addison, Texas on December 31, 1996. Cappellini's, which opened in January 1996, was a full-service, upscale concept featuring authentic Italian dishes served in large portions intended for sharing. The Company's non-cash, pre-tax charge of $2.0 million in fiscal 1997 related primarily to the write-down of Cappellini's property and equipment to its estimated fair market value. Cappellini's posted pre-tax operating losses of $171,000 for the first six months of fiscal 1997 while in operation.

RESTAURANT CONCEPTS

     THE SPAGHETTI WAREHOUSE

  Spaghetti Warehouse restaurants are full-service, family-oriented restaurants serving high quality, value-priced, classic Italian food in a casual atmosphere. The Company currently operates 19 Spaghetti Warehouse restaurants. Each of the Company's Spaghetti Warehouse restaurants offers a memorable dining experience amid a decor of authentic, unusual and eclectic antiques and memorabilia. The Company's first Spaghetti Warehouse restaurant opened in Dallas, Texas in 1972.

  The Spaghetti Warehouse menu includes spaghetti entrees with a choice of 11 sauces and five pastas, meat and vegetable lasagna, ravioli, cannelloni, manicotti, baked ziti, fettucini alfredo, hand-rolled meatballs, Italian sausage, veal, chicken and eggplant parmigiana, sandwiches and combination platters. The menu also includes soups, appetizers, house and Caesar salads, desserts, soft drinks, alcoholic beverages, including many locally available imported beers, and fresh sourdough bread. The Company endeavors to serve a uniformly high-quality product by preparing most menu items fresh daily. In order to provide maximum customer value perception, emphasis is placed on serving substantial portions of quality food at modest prices. Entree selections, which include soup or salad and sourdough bread, currently range in price from $3.89 to $7.99 during lunch and $4.19 to $8.99 during dinner.

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

  SPAGHETTI WAREHOUSE ITALIAN GRILL

     The Spaghetti Warehouse Italian Grill is an updated version of the Company's existing Spaghetti Warehouse concept. Thus far, the Company has converted nine existing Spaghetti Warehouse restaurants to the Italian Grill format. The Italian Grill features updated decor, an expanded menu and improved customer value. The Italian Grill's expanded menu features grilled meats and fish, pizza and a larger selection of appetizers and salads. Traditional Spaghetti Warehouse menu items have been improved to enhance taste profiles and presentations. Additionally, various portion sizes have been increased to improve the price/value relationship.

     Entree prices at the Italian Grill currently range from $3.99 to $12.99 at lunch and $4.49 to $12.99 at dinner. Both lunch and dinner entrees include a "Bottomless Warehouse Salad" and fresh baked bread. In addition to traditional Spaghetti Warehouse menu items, the Italian Grill offers grilled chicken, halibut, pork chops and New York strip steak, four pizza selections, chicken and veal marsala, shrimp alfredo, shrimp marinara and chicken cacciatore. An expanded selection of wine and beers has contributed to a modest increase in alcoholic beverage sales at Italian Grill units.

     The first Italian Grill conversion was completed at the Company's Marietta, Georgia location on November 1, 1995. Due to favorable sales results and customer response, the Company converted an additional eight units to the Italian Grill format subsequent to the Marietta conversion. The Company plans to convert six to eight existing Spaghetti Warehouse restaurants to the Italian Grill format in fiscal 1998. Italian Grill development plans beyond fiscal 1998 will be made based on operating results achieved in the current and newly converted Italian Grill units.

FUTURE EXPANSION

  The Company intends to open two to three new Company-operated Italian Grill restaurants during fiscal 1998. The Company has scheduled the opening of its sixth unit in the Dallas-Fort Worth market. The new restaurant, located in a suburb of Dallas, is scheduled to open in the second quarter of fiscal 1998, marking the Company's first new store opening in three years. The Company anticipates additional new store openings during fiscal 1998 in markets where it currently operates restaurants, thereby increasing certain supervisory and marketing efficiencies.

  The Company also anticipates new store openings subsequent to fiscal 1998.
The Company plans to open Italian Grill units predominantly in the Midwest, Southwest, Central and Eastern United States. The Company also intends to expand Old Spaghetti Factory restaurants within Canada by means of joint-venture owned or franchised Old Spaghetti Factory restaurants. There can be no assurance, however, that the Company will be able to achieve these objectives.

FRANCHISING

  The Company has developed a franchise program under which it has attracted two franchisees in the United States. Currently operating franchise units include those located in Wichita, Kansas; Newport News (Norfolk), Virginia; Columbia, South Carolina; Richmond, Virginia and Glen Allen (Richmond), Virginia. During fiscal 1997, the Company executed a contract to sell its Richmond, Virginia restaurant to its Virginia franchisee. The Wichita franchise operates under the original Spaghetti Warehouse format, while all other franchise locations operate under the Italian Grill format.

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

RESTAURANT MANAGEMENT

  The Company emphasizes both quality and efficiency in its operations. Operational standards are set through the development of annual business plans and are maintained by restaurant management personnel and regional operations directors. Each operations director is generally responsible for seven to 11 restaurants. Each restaurant staff consists of a general manager, a senior kitchen manager, three to five assistant managers and 65 to 150 hourly employees. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and quality control, cost control, restaurant maintenance and human resource functions. In order to control labor costs, the managers use customer count forecasts and employee work-schedule systems designed to match employee work hours to anticipated customer traffic. Each restaurant also has an inventory control system designed to aid the manager in food cost and waste control, as well as in the evaluation of purchasing needs. A restaurant manager receives a fixed salary plus a bonus based upon the sales and profitability of the restaurant under his or her supervision. Regional operations directors and general managers who exhibit superior performance are also eligible for stock options.

PURCHASING

  The Company uses its own standardized recipes for menu items in all of its restaurants to ensure uniform quality and freshness. The Company's ability to maintain consistent product quality throughout its chain of restaurants depends upon acquiring specified food products and related items from reliable sources, and involves negotiating purchases directly from manufacturers to obtain reduced prices. The Company has a contract with a national wholesale distributor to deliver the majority of the nonperishable and frozen food products used in its Spaghetti Warehouse and Italian Grill restaurants. The use of a national distributor has helped to reduce average restaurant inventory levels. Food products and related restaurant supplies not purchased through the national wholesale distributor are purchased from independent wholesale food distributors and manufacturers, while other items, including fresh produce, dairy and some meat products, are purchased locally by each restaurant. The Company does not maintain a central product warehouse or commissary. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which the Company's restaurants are located.

ADVERTISING AND MARKETING

  The Company's primary markets are the business trade for lunch and the family trade for dinner. In addition to word-of-mouth advertising, the Company relies primarily on radio, print and billboard advertising and special promotions to increase customer traffic and sales. The Company's marketing department develops and implements Company-wide and local promotions emphasizing value, menu variety, food quality and fun. Emphasis is also placed on local community involvement. During the fiscal year ended June 29, 1997, the Company's expenditures for advertising (including local promotions) were approximately 4.1% of revenues.

  During fiscal 1998, the Company intends to produce and air television commercials in selected markets. The commercials will be aired in markets in which it can purchase television airtime efficiently.

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

  The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. Because a number of the Company's food service personnel are paid at rates related to the Federal minimum wage, the recent increase in the Federal minimum, which became effective September 1, 1997, will cause a corresponding increase in the Company's labor costs. The Company intends to pass on these increased labor costs through selective menu price increases; however, due to the competitive environment of the restaurant industry, there can be no assurance that the Company will be able to accomplish this objective. Furthermore, the Company also operates in states with minimum wage rates in excess of the Federal minimum requirement, thus causing the Company to incur higher labor costs in those markets.

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

SERVICE MARKS AND PATENTS

  The Company has registered "SPAGHETTI WAREHOUSE & Design," "THE SPAGHETTI WAREHOUSE & Design," "PASTA POWER & Design," "THE SPAGHETTI WAREHOUSE," "OCTOBERFEAST," "THE SPAGHETTI WAREHOUSE GREAT ITALIAN FOOD. ALL-AMERICAN FUN. & Design," "THE SPAGHETTI WAREHOUSE RESTAURANT & Design" and "THE SPAGHETTI WAREHOUSE ITALIAN GRILL & Design" service marks with the U.S. Patent and Trademark office. The Company also has 10 registered state service marks. The range of expiration dates of the initial terms of the Company's federally registered service marks is from 2000 to 2010. The Company intends to renew these service mark registrations.

  The range of initial and renewal terms of the Company's Canadian service mark registrations in connection with the Old Spaghetti Factory restaurant concept in Canada is from 2003 to 2006. The Company intends to renew these service mark registrations.

  The Company currently has 40 registered service marks and five applications pending for service marks in 18 foreign countries. The Company does not currently anticipate that it will be using its service marks in foreign countries other than Canada during the next 12 months. The Company generally intends to renew the terms of those registered service marks that it deems of value at the time of renewal.

  The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants. The Company's policy is to pursue registrations of its service marks wherever practicable and to oppose vigorously any infringement of its marks. The laws of some foreign countries, however, do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

EMPLOYEES

  The Company presently employs approximately 750 persons on a full-time basis, 42 of whom are corporate management and staff personnel and 708 of whom are restaurant personnel. The Company also employs approximately 1,500 part-time restaurant employees. Except for corporate and restaurant management personnel, employees are generally paid on an hourly basis. Company restaurants employ an average of 20 full-time and 60 part-time hourly employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike or labor dispute. The Company believes that its working conditions and compensation arrangements compare favorably with its competition and considers relations with its employees to be good. Restaurant managers are paid a base salary, plus incentive compensation, that is contingent upon achieving certain objectives. The Company believes that managers who produce superior economic results and deliver quality customer experiences earn more at the Company than the average compensation in the industry for similar positions and experience levels.

COMPETITION

  The restaurant business is highly competitive, and competition in the Italian restaurant segment has increased in recent years. The Company believes that the primary competitive concerns in its business are the variety, quality and price of the food offered, the quality of the service provided by the restaurant's employees and the location and atmosphere of the restaurant. The business of the Company is also affected by general economic conditions, changes in consumer tastes, population, traffic patterns and spending habits of consumers. The Company competes with various food service operations in each of its markets, including locally owned restaurants, as well as national and regional restaurant chains, some of which operate more restaurants and have greater financial resources than the Company. The Company believes that its competitive position depends upon its ability to offer and maintain its quality food, unusual decor, a moderately priced menu and a comfortable full-service, family-oriented dining atmosphere. There is also active competition for quality management personnel and desirable commercial real estate sites suitable for restaurants. Management believes that financial resources and size are important factors in obtaining suitable sites, and that such factors, as well as compensation, are important in attracting quality management personnel.

ITEM 2.     PROPERTIES.

  The Company owns 19 and leases space for nine of its Company-operated restaurants. One of the currently operating Company-owned units is subject to a ground lease. The Company also owns its corporate office headquarters and warehouse facilities, comprised of two buildings containing a combined total of 28,000 square feet of space. These buildings are situated on two separate properties totaling approximately two acres of land in Garland, Texas, a suburb of Dallas. None of the Company's properties are encumbered by mortgage indebtedness. The Company believes that its corporate office and warehouse facilities are adequate to meet its requirements through at least fiscal 1998 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

  The Company's restaurant leases, including renewal options, expire at various times from 2007 to 2027, and generally provide for minimum annual rentals and, in five cases, for payment of additional rent based on a percentage of restaurant sales. Five of the Company's leases provide for a preferential right of first refusal upon sale of the property. The Company is required to pay real estate taxes, insurance, maintenance expenses and utilities under substantially all of its leases. The Company depends on short-term leases for parking at 10 of its 28 restaurants. There can be no assurance that adequate parking will continue to be available, or that the lack of such parking will not have an adverse impact on the operations of the respective restaurants.

ITEM 3.   LEGAL PROCEEDINGS.

  As discussed in the Company's Form 10-K for the fiscal year ended June 30, 1996, Bright-Kaplan International Corporation ("BK") filed a claim in arbitration against the Company with the American Arbitration Association ("AAA") in Dallas, Texas. BK is the owner of the previous Spaghetti Warehouse franchise restaurant located in Knoxville, Tennessee. BK claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK was seeking damages in excess of $9.0 million. In addition to the arbitration claim, Elizabeth Bright and Thomas
C. Bright III, the principal shareholders of BK, filed a lawsuit against the Company seeking damages in excess of $2.5 million, along with trebling of such damages under the Texas Deceptive Trade Practices Act. Following an extensive hearing before the arbitration panel in Dallas, the panel unanimously ruled that the Company had no liability in this matter. On June 10, 1997, the lawsuit was dismissed by the trial judge on the grounds that matters in controversy had been decided in the previous AAA ruling. The plaintiffs have since appealed the dismissal. The Company will continue to vigorously defend itself in this matter. As of June 29, 1997, damages, if any, arising from such litigation are not estimable. A ruling from the appellate court is expected in the fourth quarter of fiscal 1998.

  The Company is also involved in other routine litigation from time to time. Such other litigation in which the Company is currently involved is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended June 29, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SWH." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock since July 3, 1995.

                                                 HIGH          LOW
                                                 -----        -----
Fiscal year ending June 30, 1996:
     First Quarter                               5 3/4        4 3/4
     Second Quarter                              5 1/8        4 5/8
     Third Quarter                               5 3/4        4 5/8
     Fourth Quarter                              5 3/4        5 1/4

Fiscal year ending June 29, 1997:
     First Quarter                               5 5/8        4 3/4
     Second Quarter                                  6            5
     Third Quarter                               5 3/8            5
     Fourth Quarter                                  6        4 3/4

Fiscal year ending June 28, 1998:
     First Quarter (through September 12)            7        5 1/4

     As of September 12, 1997, the Company estimates that there were approximately 2,200 beneficial owners of the Company's Common Stock, represented by approximately 575 holders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended June 29, 1997, which are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited. The Consolidated Financial Statements as of July 2, 1995, June 30, 1996, and June 29, 1997, and for each of the years in the three-year period ended June 29, 1997, and the independent auditors' reports thereon, are included elsewhere in this Report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                     YEAR ENDED
                                                           ------------------------------------------------------------

                                                               July 4,      July 3,     July 2,  June 30,    June 29,
                                                                1993         1994        1995      1996        1997
                                                           --------------   -------    --------  --------    ----------
                                                           (In thousands, except per share amounts and Restaurant Data)
OPERATIONS STATEMENT DATA:
Revenues.................................................      $66,443      $78,384    $78,956   $ 70,957    $64,904
                                                               -------      -------    -------   --------    -------
Costs and expenses:
   Cost of sales............................................    16,517       19,749     20,036     17,965     16,516
   Operating expenses.......................................    35,453       44,221     44,768     41,122     36,222
   General and administrative...............................     3,677        5,447      5,619      5,767      5,279
   Depreciation and amortization............................     4,815        5,843      5,251      4,871      3,954
   Restructuring charges (reversals)........................        --           --         --     13,875       (740)
   Impairment of long-lived assets..........................        --           --         --         --      2,009
   Unusual charge...........................................        --           --        600         --         --
   Loss (gain) on asset scheduled for divestiture...........       143           50         --        (47)        --
   Loss on closed restaurant................................       359           --         --         --         --
                                                               -------      -------    -------   --------    -------

      Total costs and expenses..............................    60,964       75,310     76,274     83,553     63,240
                                                               -------      -------    -------   --------    -------

Income (loss) from operations...............................     5,479        3,074      2,682    (12,596)     1,664
Net interest income (expense)...............................        20         (904)    (1,198)    (1,045)      (691)
                                                               -------      -------    -------   --------    -------

Income (loss) before income tax expense (benefit)...........     5,499        2,170      1,484    (13,641)       973
Income tax expense (benefit)................................     1,493          461        234     (5,308)       314
                                                               -------      -------    -------   --------    -------
Net income (loss)...........................................   $ 4,006      $ 1,709    $ 1,250   $ (8,333)   $   659
                                                               =======      =======    =======   ========    =======
Net income (loss) per common and
   common equivalent share (1).............................    $   .62      $   .28    $   .22   $  (1.49)   $   .11
                                                               =======      =======    =======   ========    =======

Weighted average common and common
   equivalent shares outstanding (1).......................      6,445        6,069      5,697      5,611      5,769
                                                               =======      =======    =======   ========    =======
BALANCE SHEET DATA:
   Cash and cash equivalents................................   $ 1,600      $ 1,918    $ 1,873   $  8,065    $ 1,917
   Working capital deficit (2)..............................       (95)      (3,154)    (2,602)    (3,405)    (2,235)
   Total assets.............................................    70,693       78,648     75,511     71,368     58,630
   Long-term debt...........................................     9,620       18,584     15,548     19,762      7,883
   Stockholders' equity.....................................    55,979       52,482     53,436     45,250     45,934

RESTAURANT DATA:
   Company-owned restaurants open for full year.............        24           31         36         29         28
   Company-owned restaurants open at end of year............        31           36         37         30         28

--------------------
(1) See Note 1 (m) of Notes to Consolidated Financial Statements.
(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table presents, for the fiscal periods indicated, certain selected financial data as a percentage of total revenues.

                                                                             PERCENTAGE OF TOTAL REVENUES
                                                                                   FISCAL YEAR ENDED
                                                                       ----------------------------------------
                                                                       July 2,        June 30,         June 29,
                                                                        1995            1996             1997
                                                                       -------        --------         --------
Revenues.......................................................         100.0%          100.0%           100.0%
                                                                        -----           -----            -----
 Costs and expenses:
   Cost of sales...............................................          25.4            25.3             25.4
   Operating expenses..........................................          56.7            58.0             55.8
   General and administrative..................................           7.1             8.1              8.1
   Depreciation and amortization...............................           6.6             6.9              6.1
   Restructuring charges (reversals)...........................            --            19.6             (1.1)
   Impairment of long-lived assets.............................            --              --              3.1
   Unusual charge..............................................           0.8              --               --
   Gain on asset scheduled for divestiture.....................            --            (0.1)              --
                                                                        -----           -----            -----

      Total costs and expenses.................................          96.6           117.8             97.4
                                                                        -----           -----            -----

Income (loss) from operations..................................           3.4           (17.8)             2.6
Net interest expense...........................................          (1.5)           (1.4)            (1.1)
                                                                        -----           -----            -----

Income (loss) before income tax expense (benefit)..............           1.9           (19.2)             1.5
Income tax expense (benefit)...................................           0.3            (7.5)             0.5
                                                                        -----           -----            -----
Net income (loss)..............................................           1.6%          (11.7%)            1.0%
                                                                        =====           =====            =====

1997 COMPARED TO 1996

  REVENUES

     Fiscal 1997 revenues declined $6.1 million, or 8.5%, in comparison to fiscal 1996. This decrease was attributable to the closure of seven under-performing restaurants in February 1996, the sale of the Company's Richmond, Virginia operation to a franchisee in November 1996 and the closing of the
Company's Cappellini's unit in December 1996.   These declines were partially
offset by a 0.7% increase in sales experienced by the 28 stores that were open for the full year in both fiscal 1997 and 1996 ("same-stores") and a $0.2 million increase in U.S. franchise income.

     The increase in same-store sales was the result of an 3.0% increase in check averages partially offset by a 2.3% decline in customer counts. The increase in check averages was primarily the result of new menu items introduced over the past year and increased check averages associated with the Company's repositioned Italian Grill units. Additionally, modest menu price adjustments made during the last 18 months also contributed to the increase in check averages. Fiscal 1997 sales in the Company's eight Italian Grill units, during current year periods while operating under the Italian Grill format, increased 6.4% over comparable periods in fiscal 1996, while sales in the Company's traditional Spaghetti Warehouse concept declined 0.6% in fiscal 1997. Due to these favorable sales results, the Company plans to convert six to eight units to the Italian Grill format in fiscal 1998.

 COSTS AND EXPENSES

  Cost of Sales

  Cost of sales as a percentage of total revenues increased from 25.3% in fiscal 1996 to 25.4% in fiscal 1997. This increase was due to higher food costs associated with the Italian Grill and higher commodity prices incurred on certain meat, dairy and pasta products. Due to the higher food costs associated with the Italian Grill, management anticipates that cost of sales as a percentage of total revenues will increase modestly in fiscal 1998 as more units are converted to the Italian Grill format.

  Operating Expenses

  Operating expenses as a percentage of total revenues decreased from 58.0% in fiscal 1996 to 55.8% in fiscal 1997. Much of this decrease is due to the closure of the seven low-volume units in February 1996. These units generally incurred higher operating expenses as a percentage of revenues than typical Company restaurants. Improved controls over restaurant labor and reduced marketing expenditures also contributed to the current year decrease. These decreases were partially offset by an increase in group medical costs in comparison to prior year. Management anticipates that operating expenses as a percentage of total revenues will be comparable with current year levels during fiscal 1998.

  General and Administrative Expenses (G&A)

  G&A expenses as a percentage of total revenues were 8.1% in both fiscal 1997 and 1996. The fixed nature of certain G&A costs, relative to the decline in total revenues, put upward pressure on G&A as a percentage of total revenues; however, reductions in recruitment expenses and legal fees, coupled with the fiscal 1996 write-off of costs incurred in the preparation of the Addison property for its conversion to Cappellini's, caused G&A as a percentage of total revenues to remain flat in fiscal 1997.

  Depreciation and Amortization (D&A)

  D&A as a percentage of total revenues decreased from 6.9% in fiscal 1996 to 6.1% in fiscal 1997. This decrease was primarily due to elimination of depreciation expense on the seven low-volume units closed in February 1996.

  Restructuring Charges (Reversals)

  In the third quarter of fiscal 1996, the Company implemented a restructuring plan intended to strengthen its competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The Company recorded a pre-tax charge of $13.9 million in the third quarter of fiscal 1996 to cover costs related to the execution of this plan, including the write-down of property and equipment to its estimated net realizable value, severance packages and various other store closing and corporate obligations.

  As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the restructuring plan, total costs relating to this plan were less than the previously recorded charge. Therefore, the Company reversed $740,000 in pre-tax restructuring charges in fiscal 1997. Due to the recent disposal of all remaining identified corporate assets, the Company completed its original restructuring plan, thus resulting in a $0 balance of accrued restructuring charges at June 29, 1997. See Note 8 of Notes to Consolidated Financial Statements for further information.

  Impairment of Long-Lived Assets

  The Company adopted Financial Accounting Standards Board Statement No. 121 during fiscal 1997, resulting in pre-tax, noncash impairment charges of $2,009,526. These charges relate to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value. See Note 1 (i) of Notes to Consolidated Financial Statements for further information.

  NET INTEREST EXPENSE

     Net interest expense decreased from $1.0 million in fiscal 1996 to $0.7 million in fiscal 1997. This decrease was primarily attributable to decreases in the average debt outstanding under the Company's credit facilities. Subject to provisions of the Company's credit facilities, management intends to incur additional long-term debt to the extent that future cash flow from operations is insufficient to cover planned restaurant openings, Italian Grill conversions, capital expenditures and possible further repurchases of the Company's stock.

  INCOME TAXES

     The Company's effective income tax rate decreased from a 38.9% benefit in fiscal 1996 to a 32.3% provision in fiscal 1997. The decline is primarily attributable to the fact that a higher proportion of the Company's consolidated pre-tax earnings was generated by the Company's Canadian operations in fiscal 1997 as compared to fiscal 1996. These Canadian earnings are taxed at a lower rate thereby reducing the Company's overall tax rate. The reduction in fiscal 1997 U.S. pre-tax earnings as a percentage of consolidated pre-tax earnings was attributable to the $2.0 million in asset impairment charges recorded in the current year. See Note 5 of Notes to Consolidated Financial Statements for further information.

1996 COMPARED TO 1995

  REVENUES

     Fiscal 1996 revenues declined $8.0 million, or 10.1%, in comparison to fiscal 1995. This decrease was attributable to a reduction in sales resulting from the closure of seven under-performing restaurants in February 1996, a 4.4% decline in fiscal 1996 same-store sales and reduced sales resulting from the temporary closure of the Marietta and Addison restaurants for their conversion to other concepts.

     The decline in fiscal 1996 same-store sales was the result of an 8.5% decrease in customer counts offset by a 4.4% increase in check averages. Same-store customer count comparisons were negatively affected by the continued growth of competitors in the casual dining and Italian restaurant segments and by periods of unusually severe winter weather in the third quarter. The increase in check averages was primarily the result of new menu items introduced over the last 18 months, higher check averages at Italian Grill units and modest menu price adjustments made during the last 18 months.

  COSTS AND EXPENSES

     Cost of Sales

     Cost of sales as a percentage of total revenues decreased slightly from 25.4% in fiscal 1995 to 25.3% in fiscal 1996. This decrease was the result of improved inventory controls and modest price adjustments made during fiscal 1995 and fiscal 1996.

     Operating Expenses

     Operating expenses as a percentage of total revenues increased from 56.7% in fiscal 1995 to 58.0% in fiscal 1996. This increase is primarily attributed to a significant increase in marketing expenditures over fiscal 1995. Additionally, increases in management labor, kitchen labor and property taxes as a percentage of revenues contributed to the overall increase. These increases were partially offset by decreases in dining room labor, group medical costs and general liability insurance costs as a percentage of revenues. The fixed nature of certain costs, relative to the decline in same-store sales, also contributed to the increase in fiscal 1996 operating expenses as a percentage of total revenues.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues increased from 7.1% in fiscal 1995 to 8.1% in fiscal 1996. The fixed nature of certain G&A expenses, relative to the fiscal 1996 decrease in total revenues, contributed to the increase in G&A as a percentage of total revenues. Additionally, increased marketing research costs, legal fees, travel costs and a noncash write-off of certain costs incurred in the preparation of the Addison property for its conversion to Cappellini's contributed to the fiscal 1996 year increase in G&A as a percentage of revenues.

     Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues increased from 6.6% in fiscal 1995 to 6.9% in fiscal 1996. This increase was due to the fixed nature of depreciation relative to the decline in fiscal 1996 same-store sales and to an increase in depreciation incurred on new point-of-sale (POS) equipment. This increase was partially offset by a decrease in pre-opening amortization on new stores resulting from a reduction in the Company's new unit expansion rate.

     Restructuring Charges (Reversals)

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

  NET INTEREST EXPENSE

     Net interest expense decreased from $1.2 million in fiscal 1995 to $1.0 million in fiscal 1996. This decrease was primarily attributed to decreases in the average debt outstanding under the Company's credit facilities. Additionally, interest earned on cash proceeds from the disposal of closed restaurants helped reduce fiscal 1996 net interest expense.

  INCOME TAXES

    The Company's effective income tax rate increased from a 15.8% provision in fiscal 1995 to a 38.9% benefit in fiscal 1996. The fiscal 1995 rate was below statutory rates due primarily to the utilization of the Federal FICA tax tip credit. The increase from fiscal 1995 was primarily the result of the tax benefit relating to fiscal 1996 restructuring charges that were deferred for income tax purposes for future years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital deficit decreased from $3.4 million on June 30, 1996 to $2.2 million on June 29, 1997. This decrease is primarily attributable to the elimination of accrued restructuring charges in fiscal 1997, as compared to fiscal 1996. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities increased from $2.3 million in fiscal 1996 to $7.4 million in fiscal 1997. The increase was attributed to the increase in current year earnings, the receipt of prior year income tax refunds and changes in certain components of working capital.

     Long-term debt outstanding on June 29, 1997 consisted of a $7.9 million term loan borrowed under the Company's existing bank credit facility. The Company has an additional $5.0 million available under its bank revolving credit facility as of June 29, 1997, subject to meeting a certain funded debt to cash flow requirement prior to borrowing any additional funds.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of June 29, 1997, the Company had repurchased 811,041 shares of common stock under this program, including 30,089 shares in fiscal 1997. Further purchases with respect to this program are dependent upon various business and financial considerations.

     The Company's capital expenditures decreased from $4.0 million in fiscal 1996 to $2.6 million in fiscal 1997. Fiscal 1997 expenditures consist primarily of the conversion of five Company restaurants to the Italian Grill format and normal purchases of new and replacement restaurant equipment and decor.

     During fiscal 1997, the Company converted five of its traditional Spaghetti Warehouse restaurants to the Italian Grill format. One additional unit has also been converted to the Italian Grill format during the first quarter of fiscal 1998. The Italian Grill concept is an updated version of the traditional Spaghetti Warehouse concept and features new decor, an expanded menu and even greater customer value. Based on favorable sales and operating results achieved in previously converted units, the Company plans to convert six to eight existing units to the Italian Grill format during fiscal 1998.

     In addition to Italian Grill conversions, the Company plans to open two to three new units and to continue to make necessary replacements and upgrades to its existing restaurants and information systems during fiscal 1998. Total planned capital expenditures relating to fiscal 1998 projects are $4.4 million. Cash flow from operations, current cash balances and amounts available under the Company's bank revolving credit facility are expected to be sufficient to fund planned capital expenditures, payment of required term loan maturities and possible further repurchases of Company stock in fiscal 1998.

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

SEASONALITY

     The Company's business is subject to seasonality, with revenues generally being highest during the months of July and August and lowest during the months of September through January. This seasonality is due to the dining-out patterns of the Company's customers.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect adoption of this statement to have a significant impact on previously reported EPS.

FORWARD-LOOKING INFORMATION

    Statements contained in this Form 10-K that are not historical facts, including, but not limited to, statements found in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. The following factors, among others, could cause actual results to differ materially: adverse retail industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, seasonality of business, as well as the risks and uncertainties discussed in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and Supplementary Data are set forth herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company has had no disagreements with its independent accounting firm to report under this item.

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

            +10.31  -  Spaghetti Warehouse, Inc. Employee Stock Purchase Plan
                       (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

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

             10.36  -  Amended and Restated Loan Agreement, dated August 12,
                       1996 to the Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 3 thereto, dated March 29, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated December 21, 1993.

            +10.37  -  Employment Agreement, dated as of January 30, 1996, by and between the Company and Robert R. Hawk.

            +10.38  -  Amended Employment Agreement, dated as of September 1,
                       1996 by and between the Company and Robert R. Hawk (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

            +10.39  -  Employment Agreement, dated as of October 1, 1996, by and between the Company and John T. Ellis (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

            +10.40  -  Employment Agreement, dated as of October 28, 1996, by and between the Company and Phillip Ratner (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997, filed with the Securities and Exchange Commission).

              21.1  -  Subsidiaries of the Company (incorporated by reference to
                       Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

             *23.1  -  Consent of Arthur Andersen LLP

             *27.1  -  Financial Data Schedule

  _______________
  +  Compensation plan, benefit plan or employment contract or arrangement.
  *  Filed herewith.

  (b)  Reports on Form 8-K

  The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----

Report of Independent Public Accountants...............................................................  F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets as of July 30, 1996 and June 29, 1997.....................................  F-3
 Consolidated Statements of Operations for each of the years in the three-year period ended
  June 29, 1997........................................................................................  F-4
 Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended
  June 29, 1997........................................................................................  F-5
 Consolidated Statements of Cash Flows for each of the years in the three-year period ended
  June 29, 1997........................................................................................  F-6
 Notes to Consolidated Financial Statements............................................................  F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
Spaghetti Warehouse, Inc.:


We have audited the accompanying consolidated balance sheets of Spaghetti Warehouse, Inc. (a Texas Corporation) and subsidiaries as of June 30, 1996 and June 29, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended June 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spaghetti Warehouse, Inc. and subsidiaries as of June 30, 1996 and June 29, 1997, and the consolidated results of operations and cash flows for each of the fiscal years in the three-year period ended June 29, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Dallas, Texas,
August 14, 1997

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 1996 AND JUNE 29, 1997


                 ASSETS                       1996           1997
              ------------                -------------  -------------

Current assets:
     Cash and cash equivalents............ $ 8,065,364    $ 1,916,983
     Accounts receivable..................     659,069        637,803
     Inventories..........................     686,995        616,253
     Prepaid expenses.....................     341,711        274,111
     Deferred income taxes (note 5).......          --        469,145
                                           -----------    -----------
          Total current assets............   9,753,139      3,914,295
                                           -----------    -----------

Property and equipment, net (note 2)......  49,893,172     45,732,390
Assets scheduled for divestiture
 (notes 2 and 8)..........................   1,525,000      1,534,714
Trademark and franchise rights, net
 (note 3).................................   3,113,472      2,942,852
Pre-opening costs, net....................     171,862             --
Deferred income taxes (note 5)............   6,134,892      3,961,274
Other assets..............................     776,652        544,342
                                           -----------    -----------
                                           $71,368,189    $58,629,867
                                           ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
        ----------------------------------------

Current liabilities:
     Current portion of long-term debt
      (note 4)............................ $ 6,878,358    $ 1,478,127
     Accounts payable.....................   1,932,648      2,082,150
     Accrued payroll and bonuses..........   1,450,812      1,673,336
     Other accrued liabilities (note 1)...   1,487,488        915,226
     Accrued restructuring charges
      (note 8) charges....................   1,310,540             --
     Deferred income taxes (note 5).......      98,368             --
                                           -----------    -----------
          Total current liabilities.......  13,158,214      6,148,839
                                           -----------    -----------
Long-term debt, less current portion
     (note 4).............................  12,883,642      6,405,226
Deferred compensation.....................      75,875        141,901
Commitments and contingencies (note 7)....          --             --
Stockholders' equity (note 6):
     Preferred stock of $1.00 par
      value; authorized 1,000,000
      shares; no shares issued............          --             --
     Common stock of $.01 par value;
      authorized 20,000,000 shares; issued
      6,475,375 shares in 1996 and
      6,527,835 shares in 1997............      64,754         65,278
     Additional paid-in capital...........  36,012,761     36,246,849
     Cumulative translation adjustment....    (550,642)      (611,499)
     Retained earnings....................  16,094,924     16,753,859
                                           -----------    -----------
                                            51,621,797     52,454,487
     Less cost of 842,252 shares in
      1996 and 872,341 shares in 1997 of
          common stock held in treasury...  (6,371,339)    (6,520,586)
                                           -----------    -----------
                                            45,250,458     45,933,901
                                           -----------    -----------

                                           $71,368,189    $58,629,867
                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           YEARS ENDED JULY 2, 1995, JUNE 30, 1996 AND JUNE 29, 1997



                                              1995           1996           1997
                                          -------------  -------------  -------------
Revenues:
     Restaurant sales..................... $77,805,987   $ 69,662,500    $63,372,287
     Franchise............................     618,604        705,876        932,355
     Other................................     531,874        588,243        598,931
                                           -----------   ------------    -----------
                    Total revenues........  78,956,465     70,956,619     64,903,573
                                           -----------   ------------    -----------

Costs and expenses:
     Cost of sales........................  20,036,174     17,964,938     16,515,660
     Operating expenses...................  44,768,067     41,121,545     36,221,808
     General and administrative...........   5,618,702      5,766,812      5,278,589
     Depreciation and amortization........   5,251,319      4,871,376      3,954,334
     Restructuring charges (reversals)
      (note 8)............................          --     13,875,248       (740,000)
     Impairment of long-lived assets
      (note 1)............................          --             --      2,009,526
     Unusual charge (note 9)..............     600,000             --             --
     Gain on asset scheduled for
      divestiture (note 2)................          --        (47,178)            --
                                           -----------   ------------    -----------
               Total costs and expenses...  76,274,262     83,552,741     63,239,917
                                           -----------   ------------    -----------
               Income (loss) from
                operations................   2,682,203    (12,596,122)     1,663,656
                                           -----------   ------------    -----------

Interest income (expense):
     Interest income......................      85,301        192,080        189,357
     Interest expense.....................  (1,283,718)    (1,236,740)      (879,925)
                                           -----------   ------------    -----------
                                            (1,198,417)    (1,044,660)      (690,568)
                                           -----------   ------------    -----------

               Income (loss) before
                income tax expense
                (benefit).................   1,483,786    (13,640,782)       973,088

Income tax expense (benefit) (note 5).....     233,759     (5,307,324)       314,153
                                           -----------   ------------    -----------

                    Net income (loss)..... $ 1,250,027   $ (8,333,458)   $   658,935
                                           ===========   ============    ===========

Net income (loss) per common and
     common equivalent share.............. $       .22   $      (1.49)   $       .11
                                           ===========   ============    ===========

Weighted average common and common
     equivalent shares outstanding........   5,696,653      5,611,181      5,769,017
                                           ===========   ============    ===========




          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                COMMON STOCK                                                      TREASURY STOCK
                            --------------------    ADDITIONAL     CUMULATIVE                   -----------------          TOTAL
                             NUMBER OF                PAID-IN     TRANSLATION      RETAINED      NUMBER                STOCKHOLDERS'
                              SHARES     AMOUNT       CAPITAL      ADJUSTMENT      EARNINGS     OF SHARES   AMOUNT        EQUITY
                            ----------  ---------  -------------  ------------  --------------  ---------  ----------- ------------

Balances at July 3, 1994.... 6,374,454    $63,745    $35,586,418 $(585,296)   $23,178,355   (734,157)    $(5,760,743)   $52,482,479
Employee ESP Plan purchases
     and stock option
     exercises..............    35,212        352        143,513        --             --         --              --        143,865
Stock options issued as
     compensation (note 6)..        --         --         17,800        --             --         --              --         17,800
Purchase of treasury
 shares, at cost............        --         --             --        --             --    (78,300)       (467,820)      (467,820)
Foreign currency
 translation adjustment.....        --         --             --     9,422             --         --              --          9,422

Net income..................        --         --             --        --      1,250,027         --              --      1,250,027
                             ---------    -------    -----------  --------    -----------   --------      ----------    -----------
Balances at July 2, 1995.... 6,409,666     64,097     35,747,731  (575,874)    24,428,382   (812,457)     (6,228,563)    53,435,773
Employee ESP Plan purchases
     and stock option
      exercises.............    65,709        657        244,030        --             --         --              --        244,687
Stock options issued as
     compensation (note 6)..        --         --         21,000        --             --         --              --         21,000
Purchase of treasury
 shares, at cost............        --         --             --        --             --    (29,795)       (142,776)      (142,776)
Foreign currency
 translation adjustment.....        --         --             --    25,232             --         --              --         25,232

Net loss....................        --         --             --        --     (8,333,458)        --              --     (8,333,458)
                             ---------    -------    -----------  --------    -----------   --------     -----------     ----------

Balances at June 30, 1996... 6,475,375     64,754     36,012,761  (550,642)    16,094,924   (842,252)     (6,371,339)    45,250,458
Employee ESP Plan purchases
     and stock option
      exercises.............    52,460        524        216,088        --             --         --              --        216,612
Stock options issued as
     compensation (note 6)..        --         --         18,000        --             --         --              --         18,000
Purchase of treasury
 shares, at cost............        --         --             --        --             --    (30,089)       (149,247)      (149,247)
Foreign currency
 translation adjustment.....        37         --             --   (60,857)            --         --              --        (60,857)

Net income..................        --         --             --        --        658,935         --              --        658,935
                             ---------    -------    ----------- ---------    -----------   --------     -----------     -----------

Balances at June 29, 1997... 6,527,835    $65,278    $36,246,849 $(611,499)   $16,753,859   (872,341)    $(6,520,586)   $45,933,901
                             =========    =======    =========== =========    ===========   ========     ===========    ===========




          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED JULY 2, 1995, JUNE 30, 1996 AND JUNE 29, 1997

                                                 1995          1996           1997
                                             ------------  -------------  -------------
Cash flows from operating activities:
    Net income (loss)........................ $ 1,250,027    $(8,333,458)  $    658,935
    Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
      Depreciation and amortization
       expense................................  5,251,319      4,871,376      3,954,334
      (Gain) loss on disposal of
       property and equipment.................     32,396        144,972         36,150
      Restructuring charges (reversals).......         --     13,875,248       (740,000)
      Unusual charge..........................    600,000             --             --
      Impairment of long-lived assets.........         --             --      2,009,526
      Deferred income taxes...................   (358,810)    (5,336,983)     1,599,585
      Other, net..............................     78,425        151,718         89,719
      Changes in assets and liabilities:
         Accounts receivable..................    (81,435)       (55,619)        20,213
         Inventories..........................    354,688          2,400         70,742
         Prepaid expenses.....................     64,605         36,215         67,600
         Other assets.........................   (103,301)      (766,550)       (55,183)
         Accounts payable.....................   (667,529)      (807,087)       157,845
         Accrued payroll and bonuses.......... (1,107,044)      (437,702)       222,524
         Other accrued liabilities............    813,679       (319,400)      (572,262)
         Accrued restructuring charges........         --       (759,901)      (138,512)
                                              -----------    -----------   ------------
      Net cash provided by operating
       activities.............................  6,127,020      2,265,229      7,381,216
                                              -----------    -----------   ------------
Cash flows from investing activities:
   Purchase of property and equipment........  (3,864,744)    (4,045,220)    (2,552,683)
   Proceeds from sales of property
    and equipment............................     988,287      3,654,513        854,734
   Collection of notes receivable............      75,511          6,092             --
                                              -----------    -----------   ------------
Net cash used in investing
   activities...............................   (2,800,946)      (384,615)    (1,697,949)
                                             -----------    -----------   ------------
Cash flows from financing activities:
   Net borrowings from (payments on)
     long-term debt..........................  (3,036,000)     4,214,000    (11,878,647)
   Purchase of treasury shares...............    (467,820)      (142,776)      (149,247)
   Proceeds from employee stock plans........     143,865        244,687        216,612
                                              -----------    -----------   ------------
Net cash provided by (used in)
   financing activities......................  (3,359,955)     4,315,911    (11,811,282)
                                              -----------    -----------   ------------
Effects of exchange rates on cash and
   cash equivalents..........................     (10,879)        (4,080)       (20,366)
                                              -----------    -----------   ------------
Net increase (decrease) in cash and
   cash equivalents..........................     (44,760)     6,192,445     (6,148,381)
Cash and cash equivalents at beginning
   of year...................................   1,917,679      1,872,919      8,065,364
                                              -----------    -----------   ------------
Cash and cash equivalents at end of year..... $ 1,872,919    $ 8,065,364   $  1,916,983
                                              ===========    ===========   ============
Supplemental information:
   Interest paid (net of amounts
    capitalized)............................. $ 1,020,187    $ 1,111,677   $  1,145,638
                                              ===========    ===========   ============
Income taxes paid (net of refunds)........... $   541,608    $    15,238   $ (1,291,952)
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

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

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

 (d) Reclassifications

   Certain prior years' balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

 (e) Cash Equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held cash equivalents of $822,795 and $696,899 at June 30, 1996 and June 29, 1997, respectively.

 (f) Accounts Receivable

   Accounts receivable primarily consist of credit card receivables and franchise royalty fees.

 (g) Inventories

   Inventories, which primarily consist of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.

 (h) Pre-opening Costs

   The costs of hiring and training personnel, supplies and certain general and administrative costs relating to new restaurants are capitalized and amortized over the restaurant's first 12 months of operations. Amortization of

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES pre-opening costs was approximately $510,000, $180,000 and $170,000 for fiscal years 1995, 1996 and 1997, respectively.

(i) Property and Equipment

   Property and equipment are recorded at cost, including interest capitalized during the construction period. Total interest of $18,340, $0 and $0 was capitalized in fiscal years 1995, 1996 and 1997, respectively.

   Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of the term of the lease, including renewal options, or the estimated useful lives of the assets, which range from 18 to 25 years. Depreciation and amortization expense of property and equipment was approximately $4,610,000, $4,500,000 and $3,780,000, for fiscal years 1995, 1996 and 1997, respectively.

   In March 1995, the Financial Accounting Standard Board issued Statement No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the Statement in the first quarter of fiscal 1997.

   Adoption of the Statement requires the Company to review its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers each restaurant's historical operating losses as a primary indicator of potential impairment. The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount. If a restaurant's assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their estimated fair market value.

   The Company recorded pre-tax, noncash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting the Statement. This charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value at that time. Due to unfavorable operating results, the Company subsequently made the decision to cease Cappellini's operations, and closed the restaurant on December 31, 1996. The Company recorded an additional $250,000 pre-tax charge in the fourth quarter of fiscal 1997 to write-down the former Cappellini's property to its estimated fair market value based on current real estate market conditions.

 (j) Trademark and Franchise Rights

   The costs of the Canadian operation's trademark (approximately $2,200,000) and franchise rights (approximately $1,700,000) are being amortized using the straight-line method over 40 years and 20 years, respectively (see Note 3). Amortization of trademark and franchise rights was approximately $130,000 per year in fiscal years 1995, 1996 and 1997.

   The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment or adjustment of estimated useful lives is warranted as of June 29, 1997.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

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

 (l) Other Accrued Liabilities

   Other accrued liabilities consist of the following:

                                         1996        1997
                                      -----------  ---------
        Property taxes..............  $  577,806   $458,304
        Insurance reserves..........     316,619    197,582
        Interest....................     411,172    145,459
        Other.......................     181,891    113,881
                                      ----------   --------
                                      $1,487,488   $915,226
                                      ==========   ========

 (m) Net Income (Loss) per Common Share

   Net income (loss) per common share has been computed by dividing net income by the weighted average common and common equivalent shares outstanding, if material. Common equivalent shares, which relate primarily to stock options, are included in the weighted average using the treasury stock method. Fully diluted net income (loss) per share for fiscal 1995, 1996 and 1997 is not presented as the dilutive effect is not material.

(2)    PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                      1996           1997
                                                  -------------  -------------

        Land...................................   $  9,190,860   $  8,571,206
        Buildings..............................     28,236,923     27,654,242
        Equipment, furniture and fixtures......     24,269,638     24,556,542
        Leasehold improvements.................     10,884,219     11,120,348
        Construction in progress...............          2,903             --
                                                  ------------   ------------
                                                    72,584,543     71,902,338
        Less accumulated depreciation and
         amortization..........................    (22,691,371)   (26,169,948)
                                                  ------------   ------------
                                                  $ 49,893,172   $ 45,732,390
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

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES


(4) LONG-TERM DEBT
        Long-term debt consists of the
         following:
                                                   1996         1997
                                               -----------   ----------

Term note payable to banks, bearing
   interest at 6.8% at June 29, 1997,
   unsecured, interest payable quarterly
   and $492,709 in principal payable
   quarterly through July 1, 2001, at
   which date the remaining principal
   balance is due............................  $15,000,000   $7,883,353

Revolving credit notes payable to
   banks, bearing interest at variable
   rates, unsecured, interest payable
   quarterly and principal due on
   July 1, 1998..............................    4,750,000           --


Note payable, bearing interest at prime
   plus 1.0%, with a floor rate of 9.5%,
   secured by parking lot for San Antonio
   restaurant with interest and principal
   payable monthly until November 1, 1996....       12,000           --
                                               -----------   ----------
                                                19,762,000    7,883,353
Less current portion.........................    6,878,358    1,478,127
                                               -----------   ----------
        Long-term debt, excluding
         current portion.....................  $12,883,642   $6,405,226
                                               ===========   ==========


   The Company has an unsecured revolving credit and term loan agreement with two banks, enabling the Company to borrow up to $5,000,000 in revolving credit loans. The Company also has $7,883,353 in term loans borrowed under this credit agreement as of June 29, 1997. Revolving credit loans bear interest at the Company's option of (a) the prime rate, (b) the certificate of deposit rate plus the Federal Deposit Insurance Corporation assessment rate plus 2.0% to 3.0% or
(c) the LIBOR rate plus 2.0% to 3.0%. The term loan bears interest at rates ranging between 6.8% and 8.5%, based on the Company's performance. The Company incurs a commitment fee of 3/8 of 1% on the unused portion of the revolving credit facility, payable on a quarterly basis. The terms of the credit agreement require the Company to maintain certain minimum financial ratios. Additionally, in the event that the Company has a material default, as defined in the credit agreement, spanning two consecutive quarters, the lenders may request that the Company grant to them a lien on a sufficient number of properties in order to secure their interest in the loans. As of June 29, 1997, the Company was in compliance with all requirements under the credit agreement.


   The aggregate maturities of long-term debt at June 29, 1997, are as follows:


    1998.............................  $1,478,127
    1999.............................   2,463,545
    2000.............................   1,970,836
    2001.............................   1,970,845
                                       ----------
   Total.............................  $7,883,353
                                       ==========

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(5)    INCOME TAXES
   The provision (benefit) for income taxes is summarized as follows for fiscal years 1995, 1996 and 1997:

                           1995         1996           1997
                        ----------  -------------  -------------
   Current:
     Federal........... $ 599,803    $    26,234    $(1,345,112)
     State and local...   117,687        (32,366)        53,160
   Deferred............  (483,731)    (5,301,192)     1,606,105
                        ---------    -----------    -----------
                        $ 233,759    $(5,307,324)   $   314,153
                        =========    ===========    ===========

   The actual income tax expense differs from the expected income tax expense computed by applying the U.S. federal corporate tax rate to income before income tax expense as follows for fiscal years 1995, 1996 and 1997:

                                             1995         1996         1997
                                          ----------  ------------  ----------

   Computed "expected" tax expense....... $ 504,487   $(4,637,866)   $330,850
   Targeted jobs tax credit..............  (326,493)           --          --
   State and local taxes, net of
      federal benefit....................    77,673      (545,631)     35,086
   General business tax credits..........   (57,027)           --          --
   Other.................................    35,119      (123,827)    (51,783)
                                          ---------   -----------    --------
                                          $ 233,759   $(5,307,324)   $314,153
                                          =========   ===========    ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 1996 and June 29, 1997 are as follows:

                                              1996          1997
                                          ------------  ------------

Deferred tax assets:
   General business credit carryforwards. $ 3,292,342   $ 3,585,218
   Alternative minimum tax credit
    carryforwards........................     202,630       912,335
   Federal and state net operating loss
    carryforwards........................   2,470,000     1,627,209
   Restructuring related reserves........   1,837,302       404,091
   Other.................................     875,168       609,994
                                          -----------   -----------

   Deferred tax assets...................   8,677,442     7,138,847
                                          -----------   -----------

Deferred tax liabilities:
   Property and equipment................  (2,504,677)   (2,668,221)
   Pre-opening costs.....................     (65,307)           --
   Other.................................     (70,934)      (40,207)
                                          -----------   -----------
   Deferred tax liabilities..............  (2,640,918)   (2,708,428)
                                          -----------   -----------
   Net deferred tax asset................ $ 6,036,524   $ 4,430,419
                                          ===========   ===========

   As of June 29, 1997, the Company's general business credit carryforwards for income tax purposes will begin to expire in 2006. These carryforwards are comprised of targeted jobs tax credits, rehabilitation credits and FICA tax tip credits that were generated in all prior years, beginning in fiscal 1991. Based upon historical and forecasted

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES levels of earnings and considering the reversal of temporary differences resulting in future tax liabilities, the Company believes it will more likely than not be able to realize the deferred tax assets recorded at June 29, 1997.

   The Company has a Federal tax net operating loss of approximately $3,900,000 as of June 29, 1997, which will begin to expire in 2011. It is the Company's intent to carry this loss forward to offset future years' tax expenses.

(6)  COMMON STOCK AND OPTIONS

  (a) STOCK COMPENSATION PLANS

   At June 29, 1997, the Company had four stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its Employee Stock Purchase plan (ESP), except for stock options granted to directors at exercise prices below market value on the date of grant. Had compensation cost for the Company's four stock based compensation plans been determined using the alternative accounting method based on the fair value prescribed by FASB Statement No. 123, the Company's proforma net income (loss) for fiscal 1996 and 1997 would have been $(9,213,906) and $114,553, respectively, and the Company's proforma net income (loss) per common share would have been $(1.64) and $0.02, respectively.

(b)  Fixed Stock Option Plans

   The Company has three fixed option plans. Under the 1990 Incentive Stock Option Plan, the Company may grant options to its employees for up to 1,227,344 shares of common stock. This plan provides that options may be granted at option prices not less than the fair market value of its shares on the date of grant, or 110% of fair market value in the case of any employee holding in excess of 10% of the combined voting power of all classes of stock at the date of grant. Options granted under this plan have a maximum term of 10 years. The options currently outstanding are exercisable in installments of 33% to 100% per year. In fiscal 1996, the Company repriced 461,425 options previously granted under this plan. These options, which had a previous weighted average exercise price of $7.03, were repriced to the then current fair market value of $5.13.

   Under the 1991 Nonemployee Director Stock Option Plan, the Company may grant options to its nonemployee directors for up to 57,500 shares of common stock. The option prices were the fair market values of the common stock on the dates of grant and have a maximum term of 10 years. Options granted under this plan are exercisable in installments of 40% to 100% per year.

   Under the 1992 Bonus Stock Option Plan, the Company may grant options to certain officers and directors for up to 100,000 shares of common stock. The option prices were one-half of the fair market value of the common stock on the dates of grant and have a maximum term of 10 years. Options granted under this plan become exercisable six months subsequent to the dates of grant. Compensation expense of $17,800 in fiscal 1995, $21,000 in fiscal 1996 and $18,000 in fiscal 1997 was recorded for options granted as part of the officers' and directors' compensation under this plan.

   The fair value of each option grant is estimated on the date of grant for repricing using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted or repriced in fiscal 1996 and 1997, respectively: amortization over the respective vesting periods; no dividends; expected lives of 6.1 and 6.6 years; expected stock price volatility of approximately 41% and 40%; and risk free interest rates of 5.6% and 6.6%. These pro-forma results exclude consideration of options granted prior to July 3, 1995, and may not be representative of that to be expected in future years.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

   A summary of the status of the Company's three fixed stock option plans are as follows:

                                                  1995                    1996                   1997
                                          --------------------    ---------------------  --------------------
                                                      Wt. Ave.                Wt. Ave.              Wt. Ave.
                                            Shares    Ex. Price    Shares     Ex. Price   Shares    Ex. Price
                                          ---------   ---------   --------   ----------  --------  ----------
Outstanding at beginning of year.........  728,896       $8.40    799,906       $7.34     817,214     $5.68
Granted at fair market value.............  301,875        6.01    134,000        5.09     197,875      5.17
Granted at below fair market value.......    6,197        2.87      8,197        2.56       6,000      3.00
Exercised................................  (13,835)       3.03    (13,337)       2.08        (862)     3.25
Forfeited................................ (223,227)       8.25   (111,552)       5.81     (88,860)     5.21
                                          --------              ---------                --------
Outstanding at end of year...............  799,906        7.34    817,214        5.68     931,367      5.68
                                          ========              =========                ========

Options exercisable at year-end..........  281,794        8.05    371,051        6.35     536,495      6.01
Weighted-average fair value of options
 granted during the year:
   Granted at fair market value..........       --                  $2.62                   $2.71
   Granted at below fair market value....       --                   3.61                    4.20

   The following table summarizes information about fixed stock options outstanding and exercisable at June 29, 1997:

                                Options Outstanding                  Options Exercisable
                    -------------------------------------------  ---------------------------
     Exercise         Number      Wt. Average     Wt. Average      Number      Wt. Average
Price Ranges        Outstanding  Remaining Life  Exercise Price  Exercisable  Exercise Price
------------------  -----------  --------------  --------------  -----------  --------------
  $2.56 -  3.00          19,532        8.0  years    $2.77            19,532      $2.77
   4.56 -  5.13         678,590        6.9            5.09           405,384       5.11
   5.25 -  5.88         189,365        7.6            5.57            70,699       5.82
   9.00 -  21.75         43,880        4.6           16.52            40,880      16.72
                        -------                                      -------
   2.56 -  21.75        931,367        7.0            5.73           536,495       6.01
                        =======                                      =======

(c)  Employee Stock Purchase Plan

   On August 23, 1993, the Company's Board of Directors approved an Employee Stock Purchase Plan (ESP Plan). The ESP Plan authorizes 250,000 shares of the Company's common stock to be purchased by eligible employees of the Company through payroll deductions. The purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the plan year, or 85% of the fair market value of the shares on the last business day of the plan year.
A total of 28,713 shares, 56,624 shares and 51,598 shares were purchased by employees of the Company under the ESP plan during fiscal 1995, 1996 and 1997, respectively. Compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for fiscal 1996 and 1997, respectively: no dividends; expected life of one year for both years; expected stock price volatility of approximately 41% and 37%; and risk free interest rates of 5.3% and 5.4%. The weighted-average fair value of those purchase rights granted in fiscal 1996 and 1997 was $1.50 and $1.48, respectively.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(7)  COMMITMENTS AND CONTINGENCIES

   The Company leases certain restaurant facilities under operating leases expiring at various dates through 2027. These operating leases have renewal options for up to five successive five-year periods. The minimum rental commitments under all noncancelable operating leases as of June 29, 1997 are as follows:

1998.......... $  612,050
1999..........    527,244
2000..........    447,241
2001..........    394,568
2002..........    320,768
Thereafter....  3,745,936
               ----------
  Total....... $6,047,807
               ==========

   Rental expense under operating leases was approximately $750,000, $710,000 and $690,000 for fiscal years 1995, 1996 and 1997, respectively.

   In fiscal 1996, the Company was notified that a claim had been submitted against the Company to the American Arbitration Association (the "AAA") by Bright-Kaplan International Corporation, the owner of the previous Spaghetti Warehouse franchise restaurant in Knoxville, Tennessee, seeking damages in excess of $9.0 million. Additionally, Elizabeth Bright and Thomas C. Bright, III, the principal shareholders of Bright-Kaplan International Corporation, filed a lawsuit against the Company, seeking damages in excess of $2.5 million, along with trebling of such damages under the Texas Deceptive Trade Practices Act. Following a hearing before an AAA panel in Dallas, the panel, on January 8, 1997, unanimously ruled that the Company had no liability in this matter. On June 10, 1997, the lawsuit was dismissed by the trial judge on the grounds that matters in controversy had been decided in the previous AAA ruling. The plaintiffs have since appealed the dismissal. The Company continues to believe that the claims are without merit and will vigorously defend itself in this matter. As of June 29, 1997, damages, if any, arising from such litigation are not estimable.

   The Company is also a party to several legal proceedings arising in the ordinary course of business. After consultation with legal counsel and a review of available facts, management believes that damages, if any, arising from such litigation will not be material to the Company's financial position or results of operations.

(8)  RESTRUCTURING CHARGES

   On January 30, 1996, the Company's Board of Directors approved a restructuring plan intended to strengthen the Company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The seven stores closed include those previously located in Hartford, Connecticut; Providence, Rhode Island; Buffalo, New York; Rochester, New York; Columbia, South Carolina; Greenville, South Carolina and Little Rock, Arkansas. Additionally, the Company contracted to sell its Richmond, Virginia location to its Virginia franchisee. The Company recorded a pre-tax charge of $13,875,248 in the third quarter of fiscal 1996 to cover costs related to the execution of this plan, including the write-down of property and equipment to its net realizable value, severance packages and various other store closing and corporate obligations.

   The Company disposed of six of the seven closed restaurants during fiscal 1996. The Company disposed of the seventh closed restaurant and the Richmond, Virginia location in fiscal 1997, and completed the disposal of all remaining identified corporate assets subsequent to June 29, 1997, thus completing its original plan. As a result, excess reserves of $740,000 were reversed in fiscal 1997 and the remaining balance of accrued restructuring charges

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES as of June 29, 1997 was $0. All restructuring-related corporate assets sold subsequent to year-end are classified as assets scheduled for divestiture as of June 29, 1997.

(9)  UNUSUAL CHARGE

   During the fourth quarter of fiscal 1995, the Company recorded a write-down of its one-third investment in F.P. Corporation PTY Ltd. and FP Restaurants PTY Ltd. (collectively, Fasta Pasta). The write-down was the result of an alleged misappropriation of Fasta Pasta assets by the joint-venture's former managing director. As of June 29, 1997, the Company's investment in Fasta Pasta has been fully written-off and the Company has no further obligation relating to the joint-venture.

(10) New Financial Accounting Pronouncements

   In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect adoption of this statement to have a significant impact on previously reported EPS.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)
   Unaudited summarized quarterly financial data follows:

                                                                   QUARTERS ENDED
                                                 ----------------------------------------------------
                                                  OCTOBER 1,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                                     1995          1995          1996         1996
                                                 -----------    ------------  ----------   ----------
Year ended June 30, 1996:
   Revenues..................................    $18,918,982     17,738,092   17,180,274   17,119,271
                                                 ===========     ==========   ==========   ==========
   Gross profit (a)..........................    $ 3,533,582      2,578,755    2,678,005    3,079,794
                                                 ===========     ==========   ==========   ==========
   Net income (loss).........................    $   428,121       (385,145)  (8,642,286)     265,852
                                                 ===========     ==========   ==========   ==========
Net income (loss) per common share

   and common equivalent share...............    $       .08           (.07)       (1.54)         .05
                                                 ===========     ==========  ===========   ==========


                                                                   QUARTERS ENDED
                                                 ----------------------------------------------------
                                                 SEPTEMBER 29,   DECEMBER 29,  MARCH 30,    JUNE 29,
                                                      1995         1996          1997        1997
                                                 -------------   ------------ ----------   ----------
Year ended June 29, 1997:
     Revenues................................    $17,056,528     15,642,524   15,718,660   16,485,861
                                                 ===========     ==========   ==========   ==========
     Gross profit (a)........................    $ 3,120,995      2,514,265    3,129,070    3,401,775
                                                 ===========     ==========   ==========   ==========
     Net income (loss).......................    $  (830,271)       274,967      456,628      757,611
                                                 ===========     ==========   ==========   ==========
Net income (loss) per common share
     and common equivalent share.............    $      (.15)           .05          .08          .13
                                                 ===========     ==========  ===========   ==========

     (a) Gross profit is calculated as total revenues less cost of sales and operating expenses.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garland, State of Texas, on September 23, 1997.

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

SIGNATURE                              CAPACITY                      DATE
---------                              --------                      ----

/s/ Phillip Ratner           Chairman of the Board,           September 23, 1997
---------------------------  President, Chief Executive
Phillip Ratner               Officer, and a Director
                             (Principal Executive Officer)

/s/ H.G. Carrington, Jr.     Executive Vice President,        September 23, 1997
---------------------------  Chief Financial Officer,
H. G. Carrington, Jr.        Secretary and a Director
                             (Principal Financial Officer)

/s/ Robert E. Bodnar         Treasurer and Controller         September 23, 1997
---------------------------  (Principal Accounting Officer)
Robert E. Bodnar

/s/ C. Cleave Buchanan, Jr.  Director                         September 23, 1997
---------------------------
C. Cleave Buchanan, Jr.

/s/ Frank Cuellar, Jr.       Director                         September 23, 1997
---------------------------
Frank Cuellar, Jr.

/s/ John T. Ellis            Director                         September 23, 1997
---------------------------
John T. Ellis

/s/ Robert R. Hawk           Director                         September 23, 1997
---------------------------
Robert R. Hawk

/s/ Peter Hnatiw             Director                         September 23, 1997
---------------------------
Peter Hnatiw

/s/ James F. Moore           Director                         September 23, 1997
---------------------------
James F. Moore

/s/ Cynthia I. Pharr         Director                         September 23, 1997
---------------------------
Cynthia I. Pharr

/s/ William B. Rea, Jr.      Director                         September 23, 1997
---------------------------
William B. Rea, Jr.

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549






                          --------------------------

                                   EXHIBITS

                                      TO

                          ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                          --------------------------






                           SPAGHETTI WAREHOUSE, INC.
================================================================================

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  ------------
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

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  ------------
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

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  ------------
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

    +10.31  -  Spaghetti Warehouse, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on
               Form 10-K for the fiscal year ended July 3, 1994, filed with the
               Securities and Exchange Commission).

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

     10.36  -  Amended and Restated Loan Agreement, dated August 12, 1996 to the
               Amended and Restated Loan Agreement, dated as of November 1, 1993,
               June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and
               Amendment No. 3 thereto, dated March 29, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated December 21, 1993.

    +10.37  -  Employment Agreement, dated as of January 30, 1996, by and between the Company and Robert R. Hawk.

    +10.38  -  Amended Employment Agreement, dated as of September 1, 1996 by and between the Company and Robert R. Hawk (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

    +10.39  -  Employment Agreement, dated as of October 1, 1996, by and between the Company and John T. Ellis (incorporated by reference to Exhibit
               10.39 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

    +10.40  -  Employment Agreement, dated as of October 28, 1996, by and between the Company and Phillip Ratner (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997, filed with the Securities and Exchange Commission).

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