Form 10-Q
period 1997-09-28
SPAGHETTI WAREHOUSE INC
filed 1997-11-07
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended September 28, 1997

                                       OR

     [ ] TRANSITION  REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------
         Commission file number: 1-10291

                            Spaghetti Warehouse, Inc.
             (Exact name of registrant as specified in its charter)

                     Texas                                   75-1393176
         (State or other jurisdiction of            (IRS Employer Identification
         incorporation or organization)                        Number)

         402 West I-30, Garland, Texas                         75043
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

         Yes  X   .            No      .
             -----                -----

                                      - 1 -


CORPDAL:92926.1 08099-00002

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1997: 5,655,494 shares of common stock, par value $.01.

CORPDAL:92926.1 08099-00002

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                           ASSETS                        6/29/97       9/28/97
                           ------                      -----------   -----------
                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                        $ 1,916,983   $ 2,675,547
     Accounts receivable                                  637,803       500,525
     Inventories                                          616,253       565,036
     Prepaid expenses                                     274,111       323,955
     Deferred income taxes                                469,145        48,564
                                                      -----------   -----------
            Total current assets                        3,914,295     4,113,627
                                                      -----------   -----------

Property and equipment, net                            45,732,390    45,596,621
Assets scheduled for divestiture                        1,534,714     1,149,188
Trademark and franchise rights, net                     2,942,852     2,910,788
Deferred income taxes                                   3,961,274     4,160,159
Other assets                                              544,342       548,273
                                                      -----------   -----------
                                                      $58,629,867   $58,478,656


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
     Current portion of long-term debt                $ 1,478,127   $ 1,970,836
     Accounts payable                                   2,082,150     1,719,977

                                      - 2 -


CORPDAL:92926.1 08099-00002





     Accrued payroll and bonuses                        1,673,336     1,269,461
     Other accrued liabilities                            915,226       998,284
                                                      -----------   -----------
            Total current liabilities                   6,148,839     5,958,558
                                                      -----------   -----------

Long-term debt, less current portion                    6,405,226     5,912,517
Deferred compensation                                     141,901       167,108
Commitments and contingencies                                   -             -

Stockholders' equity:
     Preferred stock of $1.00 par value;
            authorized 1,000,000 shares;
            no shares issued                                    -             -
     Common stock of $.01 par value;
            authorized 20,000,000 shares;
            issued 6,527,835 shares at
            6/29/97 and 9/28/97                            65,278        65,278
Additional paid-in capital                             36,246,849    36,246,849
Cumulative translation adjustment                        (611,499)     (611,277)
Retained earnings                                      16,753,859    17,260,209
                                                       ----------    ----------
                                                       52,454,487    52,961,059
Less cost of 872,341 shares at 6/29/97
            and 9/28/97 of common
            stock held in treasury                     (6,520,586)   (6,520,586)
                                                      -----------   -----------
                                                       45,933,901    46,440,473
                                                      ===========   ===========
                                                      $58,629,867   $58,478,656
                                                      ===========   ===========

CORPDAL:92926.1 08099-00002



                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Thirteen-Week
                                                          Periods Ended
                                                  -----------------------------
                                                    9/29/96           9/28/97
                                                  -----------       -----------
Revenues:
         Restaurant sales                         $16,578,067       $15,584,155
         Franchise                                    335,022           175,134
         Other                                        143,439           172,178
                                                  -----------       -----------
         Total revenues                            17,056,528        15,931,467
                                                  -----------       -----------

Costs and expenses:
         Cost of sales                              4,361,770         4,035,882
         Operating expenses                         9,573,763         8,717,783
         General and administrative                 1,380,737         1,377,812
         Depreciation and amortization              1,035,920           928,708
         Impairment of long-lived assets            1,759,526                 -
                                                  -----------       -----------
         Total costs and expenses                  18,111,716        15,060,185
                                                  -----------       -----------

Income (loss) from operations                      (1,055,188)          871,282
Net interest expense                                  236,764            89,145
                                                  -----------       -----------

Income (loss) before income tax expense
        (benefit)                                  (1,291,952)          782,137
Income tax expense (benefit)                         (461,681)          275,787
                                                  -----------       -----------

Net income (loss)                                 $  (830,271)      $   506,350
                                                  ===========       ===========


Net income (loss) per common and common
          equivalent share                              ($.15)             $.09
                                                        =====              ====

Weighted average common and common
          equivalent shares outstanding             5,626,570         5,829,266
                                                  ===========       ===========

                                      - 4 -


CORPDAL:92926.1 08099-00002


                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Thirteen-Week
                                                          Periods Ended
                                                  -----------------------------
                                                    9/29/96           9/28/97
                                                  -----------       -----------


Cash flows from operating activities:
     Net income (loss)                            $  (830,271)      $   506,350
     Adjustments  to  reconcile  net  income
          (loss)  to net  cash  provided  by
          operating activities:
             Depreciation and amortization
               expense                              1,035,920           928,708
             Impairment of long-lived assets        1,759,526                 -
             Loss on disposal of property and
               equipment                                    -             4,110
             Deferred income taxes                   (314,502)          221,747
             Other, net                                19,402            (5,827)
             Changes in assets and liabilities:
              Accounts receivable                     (10,138)          137,295
              Inventories                              25,228            51,217
              Prepaid expenses                        (38,412)          (49,844)
              Other assets                            (99,021)          (10,122)
              Accounts payable                       (186,322)         (362,152)
              Accrued payroll and bonuses            (278,712)         (403,875)
              Other accrued liabilities              (116,255)           83,058
              Accrued restructuring charges           (74,271)                -
                                                  -----------       -----------
          Net cash provided by operating
               activities                             892,172         1,100,665
                                                  -----------       -----------


CORPDAL:92926.1 08099-00002


Cash flows from investing activities:
     Purchase of property and equipment              (722,561)         (760,401)
     Proceeds from sales of property and
          equipment                                   444,133           418,105
                                                  -----------       -----------

           Net cash used in investing
                activities                           (278,428)         (342,296)
                                                  -----------       -----------

Cash flows from financing activities:
     Net payments on long-term debt                (6,647,520)                -
     Purchase of treasury shares                       (4,793)                -
                                                  -----------       -----------

             Net cash provided by
                financing activities               (6,652,313                 -
                                                  -----------       -----------
Effects of exchange rate changes on
     cash and cash equivalents                          1,845               195
                                                  -----------       -----------
Net decrease in cash and cash equivalents          (6,036,724)          758,564
Cash and cash equivalents at beginning of
     period                                         8,065,364         1,916,983
                                                  -----------       -----------
Cash and cash equivalents at end of period        $ 2,028,640       $ 2,675,547
                                                  ===========       ===========

Supplemental information:
     Interest paid                                $   458,780       $   149,677
                                                  ===========       ===========
     Income taxes paid (net of refunds
          collected)                              $  (155,133)      $    54,091
                                                  ===========       ===========


CORPDAL:92926.1 08099-00002

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of September 28, 1997 and the consolidated results of operations and cash flows for the 13-week periods ended September 28, 1997 and September 29, 1996. The condensed consolidated statement of operations for the 13-week period ended September 28, 1997 is not necessarily indicative of the results to be expected for the full fiscal year.


2.   Accounting Policies
     -------------------

     During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No.1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.   Impairment of Long-Lived Assets
     -------------------------------

     In March 1995, the Financial  Accounting  Standards Board issued  Statement
     No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the Statement in the first quarter of fiscal 1997.

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

     The Company recorded a pre-tax, non-cash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting the Statement. This charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas to its estimated fair market value. This restaurant was subsequently closed in December 1996 due to unfavorable operating results.

CORPDAL:92926.1 08099-00002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents expenses as a percentage of total revenues for
certain  selected   financial  data  included  in  the  Condensed   Consolidated
Statements of Operations.

                                                  Percentage of Total Revenues
                                                  Thirteen-Week Periods Ended
                                                  ----------------------------

                                                    9/29/96          9/28/97
                                                    -------          -------


Revenues                                            100.0%           100.0%
                                                    -----            -----

Costs and expenses:
      Cost of sales                                  25.6             25.3
      Operating expenses                             56.1             54.7
      General and administrative                      8.1              8.7
      Depreciation and amortization                   6.1              5.8
      Impairment of long-lived assets                10.3                -
                                                     ----            -----
                Total costs and expenses            106.2             94.5
                                                    -----            -----

Income (loss) from operations                        (6.2)             5.5
Net interest expense                                  1.4              0.6
                                                    -----            -----

Income (loss) before income tax expense (benefit)     7.6              4.9
Income tax expense (benefit)                         (2.7)             1.7
                                                    -----            -----

Net income (loss)                                   (4.9%)             3.2%
                                                    ====             =====

Results of Operations
---------------------

     Revenues
     --------

     Revenues decreased $1.1 million, or 6.6%, during the quarter ended September 28, 1997 in comparison to the same quarter in the preceding year. The reduction of two stores over the last 12 months, a 1.4% decline in same-store sales (stores open the full quarter in both fiscal years) and a $165,000 decrease in franchise income were responsible for the decline in revenues. The decline in same-store sales was the result of a 2.9% decrease in customer counts offset by a 1.6% check average increase. The decrease in franchise income is attributable to prior year franchise fees relating to the sale of the Company's previously owned and operated Richmond, Virginia restaurant and an exclusive territory agreement to the Company's Virginia franchisee.

     Management attributes the increase in check averages to new menu items introduced over the past year, modest price increases and to increased check averages in the Company's repositioned Spaghetti Warehouse Italian Grill ("Italian Grill") units. First quarter sales in the Company's nine Italian Grill units, during current year periods operating under the Italian Grill format, increased 2.9% over comparable periods in the prior year. Same-store sales in the Company's traditional Spaghetti Warehouse concept declined 2.9% during the first quarter.

CORPDAL:92926.1 08099-00002

Costs and Expenses
------------------

     Cost of Sales
     -------------

     Cost of sales as a percentage of total revenues were 25.3% for the current quarter as compared to 25.6% for the same quarter last year. The decrease is due to the closing of Cappellini's, lower commodity prices and tighter inventory controls. Cappellini's food costs as a percentage of revenues were higher than typical Company restaurants.

     Operating Expenses
     ------------------

     Operating expenses as a percentage of total revenues were 54.7% for the current quarter as compared to 56.1% for the same quarter last year. The closure of Cappellini's and the sale of the Richmond, Virginia location were responsible for much of this decrease since these units had higher operating expenses as a percentage of revenues than the remainder of the Company's restaurants. Furthermore, reduced restaurant labor expenses, payroll taxes and marketing expenditures also contributed to the current year decline in operating expenses as a percentage of total revenues.

     General and Administrative Expenses (G&A)
     -----------------------------------------

     G&A as a percentage of total revenues was 8.7% for the current quarter as compared to 8.1% for the first quarter last year. This increase is attributable to the fixed nature of certain G&A costs relative to the decline in total revenues. First quarter G&A expenses actually showed a modest decline in comparison to the same quarter last year.

     Depreciation and Amortization (D&A)
     -----------------------------------

     D&A as a percentage of total revenues was 5.8% for the current quarter as compared to 6.1% for the same quarter last year. Elimination of depreciation expense at the two closed units and certain restaurant assets becoming fully depreciated contributed to this decline in D&A as a percentage of total revenues.

     Impairment of Long-Lived Assets
     -------------------------------

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

CORPDAL:92926.1 08099-00002

Net Interest Expense
--------------------

     Net interest expense decreased from $236,764 during the first quarter of fiscal 1997 to $89,145 during the current quarter. This decline is attributable to decreased average debt outstanding under the Company's credit facilities in comparison to the same quarter last year.

Income Taxes
------------

     The Company's effective tax rate in the current quarter was a provision of 35.3% as compared to a benefit of 35.7% in the same quarter last year. The prior year tax benefit is attributable to pre-tax losses incurred in the first quarter of fiscal 1997 as a result of adopting FASB Statement No. 121.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital deficit decreased from $2.2 million at June 29, 1997 to $1.8 million on September 28, 1997. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $1.1 million during the current quarter as compared to $0.9 million during the same quarter last year. This increase is attributed to the improvement in current year earnings in comparison to last year.

     Long-term debt outstanding on September 28, 1997 consisted of a $7.9 million fixed rate term loan borrowed under the Company's existing bank credit facility. The Company had an additional $5.0 million available under its bank revolving credit facility on September 28, 1997.

     Capital expenditures were $0.8 million for the quarter ended September 28, 1997 as compared to $0.7 million for the same period last year. Fiscal 1998 first quarter expenditures resulted primarily from the conversion of the Company's Charlotte, North Carolina restaurant to the Italian Grill format and normal purchases of replacement restaurant equipment and decor.

     The Spaghetti Warehouse Italian Grill concept is an updated version of the traditional Spaghetti Warehouse and features new decor, an expanded menu and greater customer value. The menu was broadened to include grilled entrees, sauteed pastas, new sandwiches, appetizers and pizza. Additionally, traditional menu items were improved, and selected portion sizes increased to enhance the price/value relationship offered to customers.

     The Company will continue its Italian Grill re-positioning strategy during the remainder of fiscal 1998. The Company converted its Oklahoma City, Oklahoma location to the Italian Grill format in October 1997, and plans to convert an additional four to six restaurants to the new format during the remainder of the fiscal year.

     In addition to Italian Grill conversions, the Company plans to open two to three new Italian Grill units and to continue to make necessary replacements and upgrades to existing restaurants and information systems during the remainder of fiscal 1998. Total planned capital expenditures relating to all projects during the next 12 months are approximately $5 million. Cash flow from operations, current cash balances and amounts available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures,

CORPDAL:92926.1 08099-00002
payment of required term loan maturities and possible further repurchases of Company stock for the next 12 months.

Forward-Looking Information
---------------------------

     Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, statements found in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. The following factors, among others, could cause actual results to differ materially: adverse retail industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, seasonality of business, as well as the risks and uncertainties discussed in this Form 10-Q.

CORPDAL:92926.1 08099-00002

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on October 28, 1997. At such meeting the shareholders elected directors of the Company as follows:

                                                                      Broker
         Name of Nominee               For         Withheld         Non-Votes
         ---------------               ---         --------         ---------

         Phillip Ratner             4,523,195        46,587             0
         H.G. Carrington, Jr.       4,523,195        46,587             0
         C. Cleave Buchanan, Jr.    4,454,691       115,091             0
         Frank Cuellar, Jr.         4,466,713       103,069             0
         John T. Ellis              4,450,929       118,853             0
         Robert R. Hawk             4,460,213       109,569             0
         Peter Hnatiw               4,514,911        54,871             0
         James F. Moore             4,470,475        99,307             0
         Cynthia I. Pharr           4,472,075        97,707             0
         William B. Rea, Jr.        4,453,889       115,893             0


ITEM 6. EXHIBITS

        Exhibit
        Number         Document Description
        -------        --------------------

         10.1 Spaghetti Warehouse, Inc. Deferred Compensation Plan for Key Employees, as Amended (Compensatory Benefit Plan)

         27.1          Financial Data Schedule

CORPDAL:92926.1 08099-00002

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Spaghetti Warehouse, Inc.

     Dated:  November 6, 1997                              By: /s/Phillip Ratner
             ----------------                                  -----------------
                                                                  Phillip Ratner
                                                                    Chairman and
                                                         Chief Executive Officer


    Dated:  November 6, 1997                       By: /s/ H. G. Carrington, Jr.
            ----------------                           -------------------------
                                                            H.G. Carrington, Jr.
                                                         Chief Financial Officer

CORPDAL:92926.1 08099-00002