Form 10-Q
period 1997-12-28
SPAGHETTI WAREHOUSE INC
filed 1998-02-11
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 28, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------     -------------
     Commission file number: 1-10291

                            Spaghetti Warehouse, Inc.
             (Exact name of registrant as specified in its charter)

            Texas                                             75-1393176
 (State or other jurisdiction of                    (IRS Employer Identification
  incorporation or organization)                                Number)

     402 West I-30, Garland, Texas                              75043
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

                                    Yes    X   .              No        .
                                        ------                    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 28, 1997: 5,526,904 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                            ASSETS                     6/29/97        12/28/97
                            ------                     -------        --------
                                                                     (Unaudited)

Current assets:
     Cash and cash equivalents                        $ 1,916,983    $ 1,603,621
     Accounts receivable                                  637,803        594,210
     Inventories                                          616,253        630,068
     Prepaid expenses                                     274,111        466,957
     Deferred income taxes                                469,145         18,304
                                                      -----------    -----------
           Total current assets                         3,914,295      3,313,160
                                                      -----------    -----------

Property and equipment, net                            45,732,390     47,247,892
Assets scheduled for divestiture                        1,534,714              -
Trademark and franchise rights, net                     2,942,852      2,781,878
Deferred income taxes                                   3,961,274      4,095,021
Other assets                                              544,342        757,923
                                                      -----------    -----------
                                                      $58,629,867    $58,195,874
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Current portion of long-term debt                $ 1,478,127    $ 1,813,116
     Accounts payable                                   2,082,150      3,280,702
     Accrued payroll and bonuses                        1,673,336      1,098,856
     Other accrued liabilities                            915,226      1,039,232
                                                      -----------    -----------
            Total current liabilities                   6,148,839      7,231,906
                                                      -----------    -----------
Long-term debt, less current portion                    6,405,226      4,986,083
Deferred compensation                                     141,901        190,732
Commitments and contingencies                                   -              -

Stockholders' equity:
     Preferred stock of $1.00 par value;
          authorized 1,000,000 shares;
          no shares issued                                      -              -
     Common stock of $.01 par value;
          authorized 20,000,000 shares;
          issued 6,527,835 shares at 6/29/97
          and 6,584,245 shares at 12/28/97                 65,278         65,842
Additional paid-in capital                             36,246,849     36,499,964
Cumulative translation adjustment                        (611,499)      (750,627)
Retained earnings                                      16,753,859     17,469,363
                                                      -----------    -----------
                                                       52,454,487     53,284,542
Less cost of 872,341 shares at 6/29/97 and
     1,057,341 shares at 12/28/97 of
     common stock held in treasury                     (6,520,586)    (7,497,389)
                                                      -----------    -----------
                                                       45,933,901     45,787,153
                                                      ===========    ===========
                                                      $58,629,867    $58,195,874
                                                      ===========    ===========



                                    SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                             26-Week Period           26-Week Period          13-Week Period          13-Week Period
                                             Ended 12/29/96           Ended 12/28/97          Ended 12/29/96          Ended 12/28/97

Revenues:
      Restaurant sales...................    $  31,921,962            $  30,744,503           $  15,343,895           $  15,160,348
      Franchise..........................          490,238                  295,148                 155,216                 120,014
      Other..............................          286,852                  344,038                 143,413                 171,860
                                             -------------            -------------           -------------           -------------
           Total revenues................       32,699,052               31,383,689              15,642,524              15,452,222
                                             -------------            -------------           -------------           -------------
Costs and expenses:
      Cost of sales......................        8,456,422                8,006,266               4,094,652               3,970,384
      Operating expenses.................       18,607,370               17,663,967               9,033,607               8,946,184
      General and administrative.........        2,656,557                2,547,954               1,275,820               1,170,142
      Depreciation and amortization......        2,035,068                1,879,067                 999,148                 950,359
      Reversal of restructuring charges..         (400,000)                       -                (400,000)                      -
      Impairment of long-lived assets....        1,759,526                        -                       -                       -
                                             -------------            -------------           -------------           -------------
           Total costs and expenses......       33,114,943               30,097,254              15,003,227              15,037,069
                                             -------------            -------------           -------------           -------------
Income (loss) from operations............        (415,891)                1,286,435                 639,297                 415,153
Net interest expense.....................         419,404                   182,640                 182,640                  92,857
                                             -------------            -------------           -------------           -------------

Income (loss) before income tax
     expense (benefit)....................       (835,295)                1,104,433                 456,657                 322,296
Income tax expense (benefit)..............       (279,991)                  388,929                 181,690                 113,142
                                             -------------            -------------           -------------           -------------

Net income (loss).........................   $   (555,304)            $     715,504           $     274,967           $     209,154
                                             =============            =============           =============           =============

Net income (loss) per common share:
      Basic...............................         ($ .10)                    $ .13                   $ .05                   $ .04
                                                    =====                     =====                   =====                   =====
      Diluted.............................         ($ .10)                    $ .12                   $ .05                   $ .04
                                                    =====                     =====                   =====                   =====

Weighted average common and common share
     equivalents outstanding:
      Basic...............................      5,640,641                 5,659,161               5,648,726               5,662,827
      Diluted.............................      5,640,641                 5,863,205               5,764,775               5,891,787


                                    SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                              26-Week
                                                                           Periods Ended
                                                                      -----------------------
                                                                      12/29/96       12/28/97
                                                                      --------       --------
Cash flows from operating activities:
     Net income (loss)                                                $  (555,304)   $   715,504
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
             Depreciation and amortization expense                      2,035,068      1,879,067
             Reversal of restructuring charges                           (400,000)             -
             Impairment of long-lived assets                            1,759,526              -
             (Gain) loss on disposal of property and equipment              2,233        (38,386)
             Deferred income taxes                                      1,046,792        319,267
             Other, net                                                    57,211         35,798
             Changes in assets and liabilities:
                     Accounts receivable                                  174,513         40,797
                     Inventories                                           45,675        (13,815)
                     Prepaid expenses                                     143,568       (200,182)
                     Other assets                                         (84,356)      (240,983)
                     Accounts payabl                                      127,853        223,970
                     Accrued payroll and bonuses                         (434,469)      (574,480)
                     Other accrued liabilities                           (105,471)       124,006
                     Accrued restructuring charges                        (80,800)             -
                                                                      -----------    -----------
             Net cash provided by operating activities                  3,732,039      2,270,563
                                                                      -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment                                (1,223,076)    (3,332,962)
     Proceeds from sales of property and equipment                        660,539      1,625,700
                                                                      -----------    -----------
             Net cash used in investing activities                       (562,537)    (1,707,262)
                                                                      -----------    -----------
Cash flows from financing activities:
     Net payments on long-term debt                                    (9,400,520)    (1,084,154)
     Purchase of treasury shares                                          (16,595)             -
     Proceeds from employee stock plans                                   213,811        235,679
                                                                      -----------    -----------

             Net cash used in financing activities                     (9,203,304)      (848,475)
                                                                      -----------    -----------
Effects of exchange rate changes on cash and cash equivalents              (5,902)       (28,188)
                                                                      -----------    -----------
Net decrease in cash and cash equivalents                              (6,039,704)      (313,362)
Cash and cash equivalents at beginning of period                        8,065,364      1,916,983
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $ 2,025,660      1,603,621
                                                                      ===========    ===========

Supplemental information:
     Interest paid (net of amounts capitalized)                       $   738,864    $   293,772
     Income taxes paid (net of refunds collected)                     $(1,316,126)   $    71,835
                                                                      ===========    ===========
Noncash financing activities:
     Purchase of treasury shares paid for after end of period         $         -    $   976,803
                                                                      ===========    ===========


                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of December 28, 1997 and the consolidated results of operations and cash flows for the 26-week and 13-week periods ended December 28, 1997 and December<0- 95>29, 1996. Operating results for the 26-week and 13-week periods ended December 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.   Impairment of Long-Lived Assets
     -------------------------------

     In the first quarter of fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121 (SFAS 121) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of.

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

4    Reversal of Restructuring Charges
     ---------------------------------

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

     As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the restructuring plan, total costs relating to this plan were less than the originally recorded charge. The Company therefore reversed $400,000 in pre-tax restructuring charges in the second quarter of fiscal 1997.

5    New Accounting Pronouncements
     -----------------------------

     In the second quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings per Share," effective for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for fiscal 1997 were restated. The effect of this accounting change on previously reported earnings (loss) per share (EPS) data was as follows:

                                                           26-Week Period             13-Week Period
                                                           Ended 12/29/96             Ended 12/29/96
                  Per share amounts:
                  Primary EPS as reported                      ($ .10)                     $ .05
                  Effect of SFAS 128                              .00                        .00
                                                               ------                     ------
                  Basic EPS as restated                        ($ .10)                     $ .05
                                                                =====                      =====

                  Fully diluted EPS as reported                ($ .10)                     $ .05
                  Effect of SFAS 128                              .00                        .00
                                                               ------                     ------
                  Diluted EPS as restated                      ($ .10)                     $ .05
                                                                =====                      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of operations.

                                                              26-Week                    13-Week
                                                           Periods Ended              Periods Ended
                                                       12/29/96     12/28/97     12/29/96     12/28/97
                                                       --------     --------     --------     --------

Revenues...........................................      100.0%       100.0%       100.0%       100.0%
                                                         -----        -----        -----        -----

Costs and expenses:
      Cost of sales................................       25.9         25.5         26.2         25.7
      Operating expenses...........................       56.9         56.3         57.8         57.9
      General and administrative...................        8.1          8.1          8.1          7.6
      Depreciation and amortization................        6.2          6.0          6.4          6.1
      Reversal of restructuring charges............       (1.2)         0.0         (2.6)         0.0
      Impairment of long-lived assets..............        5.4          0.0          0.0          0.0
                                                           ---          ---          ---          ---
                Total costs and expenses...........      101.3         95.9         95.9         97.3
                                                         -----         ----         ----         ----

Income (loss) from operations......................       (1.3)         4.1          4.1          2.7
Net interest expense...............................        1.3          0.6          1.2          0.6
                                                           ---          ---          ---          ---

Income (loss) before income taxes..................       (2.6)         3.5          2.9          2.1
Income tax expense (benefit).......................       (0.9)         1.2          1.1          0.7
                                                          ----          ---          ---          ---

Net income (loss)..................................      (1.7%)         2.3%         1.8%         1.4%
                                                          ====          ===          ===          ===

Results of Operations
---------------------

   Revenues
   --------

     Revenues decreased $190,302, or 1.2%, during the quarter ended December 28, 1997 in comparison to the same quarter in the preceding year. The prior year closure of Cappellini's and sale of the Richmond, Virginia restaurant to a franchisee, coupled with a 0.2% decline in same-store sales (stores open the full period in both fiscal years) were responsible for the decline in revenue. These declines were partially offset by the opening of a new store in Mesquite, Texas, during the second quarter. The decline in same-store sales resulted from a 1.5% decrease in customer counts offset by a 1.4% check average increase. Second quarter same-store sales in stores operating under the Italian Grill format increased 4.9% over prior year while the traditional Spaghetti Warehouse stores experienced a decline of 2.7%.

     Revenues for the six months ended December 28, 1997 declined $1.3 million, or 4.0%, compared to the same period last year. The decline was due to the reduction of the two stores mentioned above, a 0.8% decline in same-store sales and a $195,000 decrease in franchise income compared to the previous year. The decrease in franchise income is attributable to prior year franchise fees relating to the sale of the Richmond, Virginia restaurant and an exclusive territory agreement to the Company's Virginia franchisee. Additionally, due to insufficient sales and profitability in the franchisee's three stores, the Company has received no royalty income from its Virginia franchisee in the current year. As a result, there is no assurance that any future royalty income will be realized from the Company's Virginia franchisee. The six-month decrease in same-store sales was due to a 2.3% decline in customer counts offset by a 1.5% increase in check average. Same-store sales for the first six months increased 4.0% over prior year in Italian Grill stores and declined 2.8% in traditional Spaghetti Warehouse stores. Due to these favorable Italian Grill sales results, the Company plans to convert an additional eight to 10 traditional Spaghetti Warehouse stores to the Italian Grill format during the next 12 months.

   Costs and Expenses
   ------------------

     Cost of Sales
     -------------

     Cost of sales as a percentage of total revenues was 25.7% for the second quarter as compared to 26.2% for the same quarter last year. For the first six months of fiscal 1998, cost of sales as a percentage of revenues was 25.5% compared to 25.9% during the same period last year. These decreases are attributable to the closing of Cappellini's, lower commodity prices on certain dairy and poultry products and tighter inventory controls. Cappellini's food costs as a percentage of revenues were higher than typical Company restaurants. Cost of sales as a percentage of revenues is anticipated to increase modestly in future periods as additional units are converted to the Italian Grill format.

     Operating Expenses
     ------------------

     Operating expenses as a percentage of total revenues were 57.9% for the second quarter as compared to 57.8% for the same quarter last year. Second quarter marketing expenditures increased substantially over prior year due to costs associated with the Company's recent television advertising campaign. The increase in marketing expenditures was largely offset by decreases in workers' compensation and employee medical plan costs compared to the prior year.

     For the first six months of fiscal 1998, operating expenses as a percentage of total revenues were 56.3% compared to 56.9% in the corresponding period last year. The six-month decline was attributable to reductions in restaurant labor expenses and workers' compensation costs, partially offset by increased marketing expenditures. Additionally, the prior year closure of Cappellini's and sale of the Richmond, Virginia restaurant also contributed to the six-month decline since these units had higher operating expenses as a percentage of revenues than typical Company restaurants.

     General and Administrative Expenses (G&A)
     -----------------------------------------

     G&A expenses as a percentage of total revenues were 7.6% for the second quarter as compared to 8.2% for the second quarter last year. This decline is primarily attributable to reduced corporate employee costs and legal fees. G&A expenses for the first six months were 8.1% of total revenues in both fiscal 1998 and fiscal 1997.

     Depreciation and Amortization (D&A)
     -----------------------------------

     D&A as a percentage of total revenues was 6.1% for the second quarter as compared to 6.4% for the same quarter last year. For the 26-week period ending December 28, 1997, D&A as a percentage of revenues was 6.0% compared to 6.2% for the first half of fiscal 1997. Elimination of depreciation expense at the two closed stores and certain restaurant assets becoming fully depreciated contributed to these declines in D&A as a percentage of total revenues.

     Reversal of Restructuring Charges
     ---------------------------------

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

   Net Interest Expense
   --------------------

     Net interest expense decreased from $182,640 during the second quarter of fiscal 1997 to $92,857 during the second quarter of fiscal 1998. Net interest expense decreased from $419,404 during the first six months of fiscal 1997 to $182,002 during the current year. These current year declines are attributable to decreased average debt outstanding under the Company's credit facilities in comparison to corresponding periods last year.

   Income Taxes
   ------------

     The Company's effective tax rate in the second quarter was 35.1% as compared to 39.8% in the same quarter last year. For the first half of fiscal 1998, the effective tax rate was a provision of 35.2% compared to a benefit of 33.5% during the same period last year. The decline in the second quarter effective tax rate is attributable to the fact that a higher proportion of consolidated pre-tax earnings was generated by the Company's Canadian operations in fiscal 1998 as compared to fiscal 1997. These Canadian earnings are taxed at a lower rate than the U.S. statutory rate thereby reducing the Company's overall tax rate. The tax benefit for the first six months of fiscal 1997 is attributable to pre-tax losses incurred as a result of adopting FASB Statement No. 121.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital deficit increased from $2.2 million at June<0- 95>29, 1997 to $3.9 million on December 28, 1997. The increase is primarily attributable to the second quarter repurchase of 185,000 shares of common stock, which was paid subsequent to December 28, 1997. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $2.3 million during the second quarter as compared to $3.7 million during the same quarter last year. The decrease is attributable to the fiscal 1997 receipt of prior year income tax refunds and changes in certain components of working capital.

     Long-term debt outstanding on December 28, 1997 consisted of a $6.8 million fixed rate term loan borrowed under the Company's existing bank credit facility. The Company had an additional $5.0 million available under its bank revolving credit facility on December 28, 1997.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of December 28, 1997, the Company had repurchased 996,041 shares of common stock under this program, including 185,000 shares purchased in the second quarter.

     Capital expenditures were $3.3 million for the first six months of fiscal 1998 as compared to $1.2 million for the same period last year. Current year expenditures relate primarily to the purchase and construction of the Mesquite restaurant, the purchase of a second restaurant property scheduled to open in the fourth quarter of fiscal 1998 and the conversion of three traditional Spaghetti Warehouse restaurants to the Italian Grill format.

     The Spaghetti Warehouse Italian Grill concept is an updated version of the traditional Spaghetti Warehouse and features new decor, an expanded menu and greater customer value. The menu was broadened to include grilled entrees, new sandwiches, appetizers and pizza. Additionally, traditional menu items were improved, and selected portion sizes increased to enhance the price/value relationship offered to customers.

     The Company will continue its Italian Grill re-positioning strategy during the remainder of fiscal 1998. In addition to the three units converted during the first six months of fiscal 1998, the Company converted its Arlington, Texas location to the Italian Grill format in January 1998. Current plans call for the conversion of four to five additional Spaghetti Warehouse restaurants to the Italian Grill format during the remainder of the fiscal year.

     In addition to Italian Grill conversions, the Company plans to open two to three new Italian Grill units and to continue to make necessary replacements and upgrades to existing restaurants and information systems during the next 12 months. Total planned capital expenditures relating to all projects during the next 12 months are approximately $8.5 million. Cash flow from operations, current cash balances and amounts available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures and payment of required term loan maturities for the next 12 months.

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

                           PART II - OTHER INFORMATION



ITEM 6.           EXHIBITS

                  Exhibit
                  Number                    Document Description
                  -------                   --------------------

                    27.1                    Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Spaghetti Warehouse, Inc.

                  Dated:  February 10, 1998                By: /s/Phillip Ratner
                          -----------------                    -----------------
                                                                  Phillip Ratner
                                                                    Chairman and
                                                        Chief Executive Officer



                  Dated:  February 10, 1998              By: /s/Robert E. Bodnar
                          -----------------                  -------------------
                                                                Robert E. Bodnar
                                                       Treasurer, Controller and
                                                    Principal Accounting Officer