Form 10-Q
period 1998-03-29
SPAGHETTI WAREHOUSE INC
filed 1998-05-13
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended MARCH 29, 1998

                                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

         Commission file number: 1-10291

                            SPAGHETTI WAREHOUSE, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                            75-1393176
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)

 402 WEST I-30, GARLAND, TEXAS                                   75043
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

                                    Yes    X   .              No        .
                                        -------                  -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 1998: 5,539,713 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          ASSETS                                          6/29/97           3/29/98
                                          ------                                          -------           -------
                                                                                                          (Unaudited)
Current assets:
         Cash and cash equivalents ..................................................   $  1,916,983    $  1,154,767
         Accounts receivable ........................................................        637,803         573,488
         Inventories ................................................................        616,253         606,912
         Prepaid expenses ...........................................................        274,111         378,648
         Deferred income taxes ......................................................        469,145          18,395
                                                                                        ------------    ------------
                           Total current assets .....................................      3,914,295       2,732,210
                                                                                        ------------    ------------

Property and equipment, net .........................................................     45,732,390      47,947,209
Assets scheduled for divestiture ....................................................      1,534,714            --
Trademark and franchise rights, net .................................................      2,942,852       2,769,607
Deferred income taxes ...............................................................      3,961,274       3,791,180
Other assets ........................................................................        544,342         860,025
                                                                                        ------------    ------------
                                                                                        $ 58,629,867    $ 58,100,231

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt ..........................................   $  1,478,127    $  2,113,116
         Accounts payable ...........................................................      2,082,150       2,664,234
         Accrued payroll and bonuses ................................................      1,673,336       1,472,925
         Other accrued liabilities ..................................................        915,226         709,620
                                                                                        ------------    ------------
                           Total current liabilities ................................      6,148,839       6,959,895
                                                                                        ------------    ------------

Long-term debt, less current portion ................................................      6,405,226       4,532,804
Deferred compensation ...............................................................        141,901         150,924
Commitments and contingencies .......................................................           --              --
Stockholders' equity:
         Preferred stock of $1.00 par value; authorized 1,000,000 shares;
                           no shares issued .........................................           --              --
         Common stock of $.01 par value; authorized 20,000,000 shares;
                           issued 6,527,835 shares at 6/29/97 and 6,597,054 shares at         65,278          65,971
3/29/98
Additional paid-in capital ..........................................................     36,246,849      36,537,758
Cumulative translation adjustment ...................................................       (611,499)       (722,917)
Retained earnings ...................................................................     16,753,859      18,073,185
                                                                                        ------------    ------------
                                                                                          52,454,487      53,953,997
Less cost of 872,341 shares at 6/29/97 and 1,057,341 shares at 3/29/98 of
                           common stock held in treasury ............................     (6,520,586)     (7,497,389)
                                                                                        ------------    ------------
                                                                                          45,933,901      46,456,608
                                                                                        $ 58,629,867    $ 58,100,231
                                                                                        ============    ============

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  39-Week Period  39-Week Period 13-Week Period 13-Week Period
                                                   Ended 3/30/97   Ended 3/29/98  Ended 3/30/97  Ended 3/29/98
                                                   -------------   -------------  -------------  -------------
Revenues:
         Restaurant sales .......................   $ 47,264,337    $ 47,479,609   $ 15,342,375   $ 16,735,106
         Franchise ..............................        729,796         426,275        239,558        131,127
         Other ..................................        423,579         538,738        136,727        194,700
                                                    ------------    ------------   ------------   ------------
                  Total revenues ................     48,417,712      48,444,622     15,718,660     17,060,933
                                                    ------------    ------------   ------------   ------------

Costs and expenses:
         Cost of sales ..........................     12,373,632      12,412,268      3,917,210      4,406,002
         Operating expenses .....................     27,279,750      26,889,686      8,672,380      9,225,719
         General and administrative .............      3,978,431       3,981,541      1,321,874      1,433,587
         Depreciation and amortization ..........      2,997,936       2,847,900        962,868        968,833
         Reversal of restructuring charges ......       (400,000)           --             --             --
         Impairment of long-lived assets ........      1,759,526            --             --             --
                                                    ------------    ------------   ------------   ------------
                  Total costs and expenses ......     47,989,275      46,131,395     14,874,332     16,034,141
                                                    ------------    ------------   ------------   ------------

Income from operations ..........................        428,437       2,313,227        844,328      1,026,792
Net interest expense ............................        566,214         268,711        146,810         86,709
                                                    ------------    ------------   ------------   ------------

Income (loss) before income tax expense (benefit)       (137,777)      2,044,516        697,518        940,083
Income tax expense (benefit) ....................        (39,101)        725,190        240,890        336,261
                                                    ------------    ------------   ------------   ------------

Net income (loss) ...............................   $    (98,676)   $  1,319,326   $    456,628   $    603,822
                                                    ============    ============   ============   ============

Net income (loss) per common share:
         Basic ..................................   $       (.02)   $        .23   $        .08   $        .11
                                                    ============    ============   ============   ============
         Diluted ................................   $       (.02)   $        .23   $        .08   $        .11
                                                    ============    ============   ============   ============

Weighted average shares outstanding:
         Basic ..................................      5,654,005       5,617,647      5,680,275      5,534,621
         Diluted ................................      5,654,005       5,818,173      5,810,279      5,723,024

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       39-Week
                                                                                    Periods Ended
                                                                                    -------------
                                                                                3/30/97         3/29/98
                                                                                -------         -------
Cash flows from operating activities:
         Net income (loss) .............................................   $    (98,676)   $  1,319,326
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization expense ................      2,997,936       2,847,900
                  Reversal of restructuring charges ....................       (400,000)           --
                  Impairment of long-lived assets ......................      1,759,526            --
                  (Gain) loss on disposal of property and equipment ....         26,833         (42,880)
                  Deferred income taxes ................................      1,144,757         622,830
                  Other, net ...........................................         74,958          (4,013)
                  Changes in assets and liabilities:
                                    Accounts receivable ................        102,827          62,072
                                    Inventories ........................         61,609           9,341
                                    Income taxes receivable ............        128,480            --
                                    Prepaid expenses ...................         47,534        (104,537)
                                    Other assets .......................        (84,406)       (375,603)
                                    Accounts payable ...................         (5,173)        583,799
                                    Accrued payroll and bonuses ........       (142,275)       (200,411)
                                    Other accrued liabilities ..........       (427,411)       (205,605)
                                    Accrued restructuring charges ......        (98,379)           --
                                                                           ------------    ------------
                  Net cash provided by operating activities ............      5,088,140       4,512,219
                                                                           ------------    ------------
Cash flows from investing activities:
         Purchase of property and equipment ............................     (1,726,558)     (4,944,770)
         Proceeds from sales of property and equipment .................        766,418       1,635,335
                                                                           ------------    ------------
                  Net cash used in investing activities ................       (960,140)     (3,309,435)
                                                                           ------------    ------------
Cash flows from financing activities:
         Net payments on long-term debt ................................    (10,893,229)     (1,237,433)
         Purchase of treasury shares ...................................        (25,885)       (976,803)
         Proceeds from employee stock plans ............................        216,611         273,602
                                                                           ------------    ------------
                  Net cash used in financing activities ................    (10,702,503)     (1,940,634)
                                                                           ------------    ------------
Effects of exchange rate changes on cash and cash equivalents ..........        (18,701)        (24,366)
                                                                           ------------    ------------
Net decrease in cash and cash equivalents ..............................     (6,593,204)       (762,216)
Cash and cash equivalents at beginning of period .......................      8,065,364       1,916,983
                                                                           ------------    ------------
Cash and cash equivalents at end of period .............................   $  1,472,160    $  1,154,767
                                                                           ============    ============
Supplemental information:
         Interest paid .................................................   $    961,387    $    407,439
                                                                           ============    ============
         Income taxes paid (net of refunds collected) ..................   $ (1,309,308)   $    104,346
                                                                           ============    ============

                                      -4-

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of March 29, 1998 and the consolidated results of operations and cash flows for the 39-week and 13-week periods ended March 29, 1998 and March 30, 1997. Operating results for the 39-week and 13-week periods ended March 29, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

4.   Reversal of Restructuring Charges

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

5.   New Accounting Pronouncements

     In the second quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings per Share," effective for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for fiscal 1997 were restated. The effect of this accounting change on previously reported earnings (loss) per share (EPS) data was as follows:

                                      39-Week Period     13-Week Period
                                       Ended 3/30/97      Ended 3/30/97
                                       -------------      -------------
     Per share amounts:
     Primary EPS as reported              ($ .02)             $ .08
     Effect of SFAS 128                      .00                .00
                                          ------             ------
     Basic EPS as restated                ($ .02)             $ .08
                                           =====              =====

     Fully diluted EPS as reported        ($ .02)             $ .08
     Effect of SFAS 128                      .00                .00
                                          ------             ------
     Diluted EPS as restated              ($ .02)             $ .08
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

                                                  39-Week          13-Week
                                              Periods Ended     Periods Ended
                                            3/30/97   3/29/98  3/30/97  3/29/98

Revenues                                     100.0%    100.0%   100.0%   100.0%
                                             -----     -----    -----    -----

Costs and expenses:
      Cost of sales                           25.6      25.6     24.9     25.8
      Operating expenses                      56.3      55.5     55.2     54.1
      General and administrative               8.2       8.2      8.4      8.4
      Depreciation and amortization            6.2       5.9      6.1      5.7
      Reversal of restructuring charges       (0.8)      0.0      0.0      0.0
      Impairment of long-lived assets          3.6       0.0      0.0      0.0
                                             -----     -----    -----    -----
                Total costs and expenses      99.1      95.2     94.6     94.0
                                             -----     -----    -----    -----

Income (loss) from operations                  0.9       4.8      5.4      6.0
Net interest expense                           1.2       0.6      1.0      0.5
                                             -----     -----    -----    -----

Income (loss) before income taxes             (0.3)      4.2      4.4      5.5
Income tax expense (benefit)                  (0.1)      1.5      1.5      2.0
                                             -----     -----    -----    -----

Net income (loss)                             (0.2%)     2.7%     2.9%     3.5%
                                             =====     =====    =====    =====

Results of Operations

   Revenues

     Revenues increased $1,342,273, or 8.5%, during the quarter ended March 29, 1998 in comparison to the same quarter in the preceding year. The addition of one new Italian Grill unit in Mesquite, Texas, and a 4.2% increase in same-store sales (stores open for the full period in both fiscal years) were responsible for this increase in revenues. The increase in same-store sales resulted from a 1.6% increase in customer counts and a 2.5% check average increase. Third quarter same-store sales in stores operating under the Italian Grill format increased 9.3% over prior year while the traditional Spaghetti Warehouse stores experienced an increase of 0.4%. Currently 18 of the Company's 30 units operate under the Italian Grill format.

     Revenues for the nine months ended March 29, 1998 were essentially flat compared to the previous year. The opening of the Mesquite, Texas, unit and a same-store sales increase of 0.8% were offset by the prior year sale of the Richmond, Virginia, unit to a franchisee, the prior year closure of Cappellini's, and a reduction in domestic franchise income. The decrease in franchise income is attributable to prior year fees relating to the sale of the Richmond, Virginia, restaurant and an exclusive territory agreement to the Company's Virginia franchisee. Additionally, due to insufficient sales and profitability in the three stores owned by this franchisee, the Company has received no royalty income from this franchisee in the current year. The Company has initiated a lawsuit against this franchisee to recover the unpaid royalties; however, there is no assurance that any future royalty income will be realized from the Company's Virginia franchisee. The nine-month increase in same-store sales was due to a 1.9% increase in check average offset by a 1.0% decline in customer counts. Same-store sales for the first nine months increased 6.2% over the prior year in Italian Grill stores and declined 1.8% in traditional Spaghetti Warehouse stores. Due to the favorable Italian Grill sales results, the Company plans to convert all remaining traditional Spaghetti Warehouse stores to the Italian Grill format during the next nine months.

   Costs and Expenses

     Cost of Sales

     Cost of sales as a percentage of total revenues was 25.8% for the third quarter as compared to 24.9% for the same quarter last year. For the first nine months of both fiscal 1997 and 1998, cost of sales as a percentage of revenues was 25.6%. The current quarter increase is attributable to the conversion of seven additional units to the Italian Grill format during the last 12 months. Cost of sales as a percentage of revenues is anticipated to increase modestly in future periods as the remaining traditional Spaghetti Warehouse units are converted to the Italian Grill format.

     Operating Expenses

     Operating expenses as a percentage of total revenues were 54.1% for the third quarter as compared to 55.2% for the same quarter last year. The decrease in operating expenses as a percentage of revenues was attributable to the fixed nature of occupancy costs relative to the increase in same-store sales, coupled with decreases in insurance costs and property taxes. These decreases were somewhat offset by an increase in direct costs due to one-time expenses associated with the conversion of three Italian Grill units during the quarter.

     For the first nine months of fiscal 1998, operating expenses as a percentage of total revenues were 55.5% compared to 56.3% in the corresponding period last year. The nine-month decline was attributable to reductions in insurance costs and occupancy costs as a percentage of revenues, partially offset by increased marketing expenditures. Additionally, the prior year closure of Cappellini's and sale of the Richmond, Virginia restaurant also contributed to the nine-month decline, since these units had higher operating expenses as a percentage of revenues than typical Company restaurants.

     General and Administrative Expenses (G&A)

     G&A expenses as a percentage of total revenues were 8.4% for the third quarter of both fiscal 1997 and 1998. G&A expenses for the first nine months were 8.2% of total revenues in both fiscal 1998 and fiscal 1997. For the 39-week period, reduced legal fees and relocation costs were offset by increased corporate occupancy costs.

         Depreciation and Amortization (D&A)

     D&A as a percentage of total revenues was 5.7% for the third quarter as compared to 6.1% for the same quarter last year. For the 39-week period ending March 29, 1998, D&A as a percentage of revenues was 5.9% compared to 6.2% for the first 39 weeks of fiscal 1997. Elimination of depreciation expense at the two closed stores, certain equipment items becoming fully depreciated and the increase in same-store sales contributed to these declines in D&A as a percentage of total revenues.

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

   Net Interest Expense

     Net interest expense decreased from $146,810 during the third quarter of fiscal 1997 to $86,709 during the third quarter of fiscal 1998. Net interest expense decreased from $566,214 during the first nine months of fiscal 1997 to $268,711 during the current year. These current year declines are attributable to decreased average debt outstanding under the Company's credit facilities in comparison to corresponding periods last year.

   Income Taxes

     The Company's effective tax rate in the third quarter was 35.8% as compared to 34.5% in the same quarter last year. For the first nine months of fiscal 1998, the effective tax rate was a provision of 35.5% compared to a benefit of 28.4% during the same period last year. A larger proportion of consolidated third quarter pre-tax earnings was generated by the Company's domestic operations in fiscal 1998 as compared to fiscal 1997. Because the Company's domestic earnings are taxed at a higher rate than in Canada, the Company's overall rate increased during the third quarter. The tax benefit for the first nine months of fiscal 1997 is attributable to pre-tax losses incurred as a result of the adoption of FASB Statement No. 121.

Liquidity and Capital Resources

     The Company's working capital deficit increased from $2.2 million at June 29, 1997 to $4.2 million on March 29, 1998. The increase is attributable to changes in certain components of working capital. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $4.5 million during the 39-week period ended March 29, 1998 as compared to $5.1 million during the same period last year. The decrease is attributable to the receipt of prior year income tax refunds and changes in certain components of working capital.

     Long-term debt outstanding on March 29, 1998 consisted of amounts borrowed under the Company's existing bank credit facility including a $6.3 million fixed rate term loan and $300,000 borrowed against its floating rate revolving credit facility. The Company had an additional $4.7 million available under this revolving credit facility on March 29, 1998.

     In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of March 29, 1998, the Company had repurchased 996,041 shares of common stock under this program, including 185,000 shares purchased in the second quarter of fiscal 1998.

     Capital expenditures were $4.9 million for the first nine months of fiscal 1998 as compared to $1.7 million for the same period last year. Current year expenditures relate primarily to the purchase and construction of the Mesquite and Irving, Texas, restaurants, and the conversion of six traditional Spaghetti Warehouse restaurants to the Italian Grill format.

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

     The Company will continue its Italian Grill re-positioning strategy during the remainder of fiscal 1998 and in fiscal 1999. In addition to the six units converted during the first nine months of fiscal 1998, the Company converted its Pittsburgh, Pennsylvania location to the Italian Grill format in May 1998. Current plans call for the conversion of two additional Spaghetti Warehouse restaurants to the Italian Grill format during the remainder of the fiscal year, with all remaining units being converted in fiscal 1999.

     In addition to Italian Grill conversions, the Company plans to open three to four new Italian Grill units and to continue to make necessary replacements and upgrades to existing restaurants and information systems during the next 12 months. Total planned capital expenditures relating to all projects during the next 12 months are approximately $11.0 million. Cash flow from operations, current cash balances and amounts available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures and payment of required term loan maturities for the next 12 months.

Year 2000 Compliance

     In the past, a number of computer software programs were written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. An extensive review of the Company's information systems has been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly. Management believes that the Company's systems are compliant, or will be compliant by June 1999. All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. The cost of the Year 2000 compliance program is not anticipated to be material to the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K for the fiscal year ended June 29, 1997, Bright-Kaplan International Corporation ("BK") submitted a claim against the Company to the American Arbitration Association ("AAA") in Dallas, Texas. BK, a former franchisee, claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK sought damages in excess of $9.0 million. In 1996, the AAA arbitration panel heard the evidence presented to the arbitration proceeding, and in a unanimous opinion delivered in January 1997, ruled that the Company had no liability to BK, and awarded no damages to BK. Subsequent to the conclusion of the arbitration case, the Circuit Court of Hamilton County, Tennessee, dismissed a lawsuit filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, attempting to litigate the same claims decided by the arbitration panel. Elizabeth Bright and Thomas C. Bright appealed the Circuit Court's dismissal to the Court of Appeals of Tennessee at Knoxville, and on April 29, 1998, that appellate court unanimously affirmed the trial court's decision in favor of the Company.


ITEM 6.   EXHIBITS

          Exhibit
          Number    Document Description
          ------    --------------------


          10.36 Amended and Restated Loan Agreement, dated April 30, 1998, to the Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 4 thereto, dated August 12, 1996, Amendment No. 3 thereto, dated March 31, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated December 21, 1993.


          27.1      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPAGHETTI WAREHOUSE, INC.

       Dated:  May 12, 1998                     By: /s/Phillip Ratner
               ------------                         -----------------
                                                       Phillip Ratner
                                                         Chairman and
                                              Chief Executive Officer



       Dated: May 12, 1998                    By: /s/Robert E. Bodnar
              ------------                        -------------------
                                                     Robert E. Bodnar
                                              Chief Financial Officer