Form 10-K
period 1998-06-28
SPAGHETTI WAREHOUSE INC
filed 1998-09-24
CIK 775298

                  [LOGO OF SPAGHETTI WAREHOUSE APPEARS HERE]



                              September 23, 1998



Dear Shareholders:

        You are cordially invited to attend the 1998 Annual Meeting of Shareholders of Spaghetti Warehouse, Inc. (the "Company"), to be held at 1815 North Market Street, Dallas, Texas, on the second floor on the 27th day of October, 1998, at 10:00 a.m. Central Time. In connection with this meeting and for your review, we have enclosed the Company's (i) Annual Report on Form 10-K for the period ended June 28, 1998, (ii) Proxy Statement and (iii) Proxy Card.

        Additionally, as you know, on Friday, September 18, 1998, the Company announced that it entered into an Agreement and Plan of Merger with Dallas-based Consolidated Restaurant Companies, Inc. ("CRC"). The Merger Agreement provides for CRC to pay the Company's shareholders $8.00 in cash for each of their shares of common stock and assume the Company's indebtedness. The transaction is valued at approximately $60 million. The Merger Agreement is subject to shareholder approval and certain other conditions. A special meeting of shareholders will be held at the appropriate time for this purpose. CRC was formed this year by Cracken, Harkey, Street & Hartnett, L.L.C. to acquire a portfolio of compatible, proven restaurant companies competing in the largest segments within the restaurant sector. CRC's portfolio restaurant companies include El Chico Restaurants, Inc., Good Eats Holding Company, Inc. and Cool River Restaurants, Inc.

        Thank you for your continuing support of the Company, and we look forward to seeing those of you who will be in attendance at the Annual Meeting of Shareholders.

                                           Sincerely,

                                           /s/ ROBERT R. HAWK
                                           Robert R. Hawk
                                           Chairman of the Board,
                                           President and Chief Executive Officer

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 28, 1998
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934


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

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each exchange on which registered:
  COMMON STOCK, $.01 PAR VALUE                NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of Class)

                        ------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the New York Stock Exchange, Inc. on September 11, 1998 was $28,362,230. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of September 11, 1998, 5,662,085 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held October 27, 1998, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

  The Company operates 30 restaurants and franchises three restaurants in 13 states under two concepts using the names "The Spaghetti Warehouse" and "Spaghetti Warehouse Italian Grill." The Spaghetti Warehouse and Spaghetti Warehouse Italian Grill concepts are full-service restaurants serving high-quality, value-priced, classic Italian food in a casual atmosphere. The Company also operates two joint-venture restaurants and franchises five restaurants in Canada under the name "The Old Spaghetti Factory." Each of the Company's restaurants offers a memorable dining experience by serving freshly prepared authentic Italian recipes in a casual and relaxing atmosphere.

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

  Many of the Company's restaurants are located in distinctive, older, restored buildings in urban locations. Dining room seating capacity in downtown Spaghetti Warehouse restaurants range from approximately 300 to 600 persons, with an average dining room seating capacity of approximately 450. The typical downtown Company restaurant has approximately 15,200 square feet devoted to restaurant use, including kitchen and storage. The Company also operates 10 restaurants in suburban markets. The typical suburban Company restaurant ranges from 6,500 to 9,600 square feet in size with seating capacity for 275 to 300 persons.

  Full alcoholic beverage service is available at the Company's restaurants. Because of the family orientation of Spaghetti Warehouse restaurants, alcoholic beverages are served primarily at the dining table with meal service. A bar area is located adjacent to the dining area, primarily to accommodate customers waiting for dining tables. The Company adheres to a strict program requiring moderation in the service and consumption of alcoholic beverages. During the fiscal years ended June 28, 1998, June 29, 1997, and June 30, 1996, sales of alcoholic beverages accounted for approximately 8%, 9% and 9% of the Company's revenues, respectively.

  The following table sets forth, for the periods indicated, selected restaurant information:

                                                              YEAR ENDED
                                         ---------------------------------------------------
                                          JULY 3,   JULY 2,   JUNE 30,   JUNE 29,   JUNE 28,
                                           1994      1995      1996       1997       1998
                                          ------    ------    -------    -------    -------
Sales per restaurant open for full year:
   Average..............................  $2,246    $2,109     $2,173     $2,217     $2,226
   High.................................  $4,300    $4,494     $4,546     $4,620     $4,425
   Low..................................  $1,234    $1,048     $1,514     $1,418     $1,376
Check average per customer, including
 alcoholic beverages (all stores):
   Lunch................................  $ 6.19    $ 6.40     $ 6.73     $ 6.98     $ 7.17
   Dinner...............................  $ 8.41    $ 8.32     $ 8.64     $ 8.90     $ 9.14

Restaurants open for full year..........      31        36         29         28         28
Restaurants open at year-end............      36        37         30         28         30

RESTAURANT CONCEPTS

  THE SPAGHETTI WAREHOUSE

  Spaghetti Warehouse restaurants are full-service, family-oriented restaurants serving high quality, value-priced, classic Italian food in a casual atmosphere. The Company currently operates nine Spaghetti Warehouse restaurants. Each of the Company's Spaghetti Warehouse restaurants offers a memorable dining experience amid a decor of authentic, unusual and eclectic antiques and memorabilia. The Company's first Spaghetti Warehouse restaurant opened in Dallas, Texas, in 1972.

  The Spaghetti Warehouse menu includes spaghetti entrees with a choice of 12 sauces and five pastas, meat and vegetable lasagna, ravioli, cannelloni, manicotti, baked ziti, fettucini alfredo, hand-rolled meatballs, Italian sausage, veal, chicken and eggplant parmigiana, sandwiches and combination platters. The menu also includes soups, appetizers, house and Caesar salads, desserts, soft drinks, alcoholic beverages, including many locally available imported beers and fresh-baked sourdough bread. The Company endeavors to serve a uniformly high-quality product by preparing most menu items fresh daily. In order to provide maximum customer value perception, emphasis is placed on serving substantial portions of quality food at modest prices. Entree selections, which include soup or salad and sourdough bread, currently range in price from $3.99 to $8.99 during lunch and $4.59 to $9.59 during dinner.

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

  SPAGHETTI WAREHOUSE ITALIAN GRILL

  The Spaghetti Warehouse Italian Grill is an updated version of the Company's existing Spaghetti Warehouse concept. Thus far, the Company has opened two new units and converted 19 existing Spaghetti Warehouse restaurants to the Italian Grill format. The Italian Grill features updated decor, an expanded menu and improved customer value. The Italian Grill's expanded menu features grilled meats and fish, pizza and a larger selection of appetizers. Traditional Spaghetti Warehouse menu items have been improved to enhance taste profiles and presentations. Additionally, various portion sizes have been increased to improve the price/value relationship.

  Entree prices at the Italian Grill currently range from $4.29 to $9.59 at lunch and $4.59 to $12.99 at dinner. Both lunch and dinner entrees include a "Bottomless Warehouse Salad" and fresh-baked bread. In addition to traditional Spaghetti Warehouse menu items, the Italian Grill offers grilled chicken, halibut and New York strip steak, oven-baked pizza, and grilled shrimp alfredo and marinara.

  The first Italian Grill conversion was completed at the Company's Marietta, Georgia, location on November 1, 1995. Due to favorable sales results and customer response, the Company converted an additional 18 units to the Italian Grill format subsequent to the Marietta conversion. The Company plans to convert additional units on a periodic basis in fiscal 1999. Italian Grill development plans beyond fiscal 1999 will be made based on operating results achieved in the current and newly converted Italian Grill units.

FUTURE EXPANSION

  The Company intends to open one to two new Company-operated Italian Grill restaurants during fiscal 1999. The Company has scheduled the opening of a new unit in Corpus Christi, Texas, in the second quarter of fiscal 1999. The Company anticipates additional new store openings in the future in markets where it currently has operations, thereby increasing certain supervisory and marketing efficiencies.

  The Company plans to open Italian Grill units predominantly in the Midwest, Southwest, Central and Eastern United States. The Company also intends to expand Old Spaghetti Factory restaurants within Canada by means of joint-venture owned or franchised Old Spaghetti Factory restaurants. There can be no assurance, however, that the Company will be able to achieve these objectives.

FRANCHISING

  The Company has developed a franchise program under which it has attracted two franchisees in the United States. Currently operating franchise units include those located in Wichita, Kansas; Newport News (Norfolk), Virginia; and Glen Allen (Richmond), Virginia. All franchise units operate under the Italian Grill format.

  Franchisees pay an initial franchise fee of $35,000 per unit, and pay ongoing royalty fees and marketing fees of 3.5% and 0.5% of restaurant sales, respectively. The Company currently does not plan to grant any additional franchises in the United States.

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

RESTAURANT MANAGEMENT

  The Company emphasizes both quality and efficiency in its operations. Operational standards are set through the development of annual business plans and are maintained by restaurant management personnel and regional operations directors. Each operations director is generally responsible for five to eight restaurants. Each restaurant staff consists of a general manager, a senior kitchen manager, three to five assistant managers and 65 to 150 hourly employees. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and quality control, cost control, restaurant maintenance and human resource functions. In order to control labor costs, the managers use customer count forecasts and employee work-schedule systems designed to match employee work hours to anticipated customer traffic. Each restaurant also has an inventory control system designed to aid the manager in food cost and waste control, as well as in the evaluation of purchasing needs. A restaurant manager receives a fixed salary plus a bonus based upon the sales and profitability of the restaurant under his or her supervision. Regional operations directors and general managers who exhibit superior performance are also eligible for stock options.

PURCHASING

  The Company uses its own standardized recipes for menu items in all of its restaurants to ensure uniform quality and freshness. The Company's ability to maintain consistent product quality throughout its chain of restaurants depends upon acquiring specified food products and related items from reliable sources, and involves negotiating purchases directly from manufacturers to obtain favorable pricing. The Company has a contract with a national wholesale distributor to deliver the majority of the nonperishable and frozen food products used in its Spaghetti Warehouse and Italian Grill restaurants. The use of a national distributor has helped to reduce average restaurant inventory levels. Food products and related restaurant supplies not purchased through the national wholesale distributor are purchased from independent wholesale food distributors and manufacturers, while other items, including fresh produce, dairy and some meat products, are purchased locally by each restaurant. The Company does not maintain a central product warehouse or commissary. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which the Company's restaurants are located.

ADVERTISING AND MARKETING

  The Company's primary markets are the business trade for lunch and the family trade for dinner. In addition to word-of-mouth advertising, the Company relies primarily on radio, print and billboard advertising and special promotions to increase customer traffic and sales. The Company's marketing department develops and implements Company-wide and local promotions emphasizing value, menu variety, food quality and fun. Emphasis is also placed on local community involvement. During the fiscal year ended June 28, 1998, the Company's expenditures for advertising (including local promotions and production costs) were approximately 4.0% of revenues.

GOVERNMENT REGULATION

  The Company is subject to various Federal, state and local laws affecting its business. The Company's restaurants are subject to health, sanitation and safety standards, as well as state and local licensing and regulations with respect to the sale and service of alcoholic beverages. The sale and service of alcoholic beverages is material to the business of the Company, and as such, the failure or delay in receiving or retaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not encountered any material problems relating to alcoholic beverage licenses and permits to date. In certain states, the Company is subject to "dram-shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability insurance coverage as part of its existing comprehensive general liability insurance.

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

  The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. Because a number of the Company's food service personnel are paid at rates related to the Federal minimum wage, the recent increases in the Federal minimum, which became effective October 1, 1996 and September 1, 1997, have caused a corresponding increase in the Company's labor costs. Furthermore, the Company also operates in states with minimum wage rates in excess of the Federal minimum requirement, thus causing the Company to incur higher labor costs in those markets.

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

EMPLOYEES

  The Company presently employs approximately 1,030 persons on a full-time basis, 41 of whom are corporate management and staff personnel while the remainder are restaurant management and staff. The Company also employs approximately 2,450 part-time restaurant employees. Except for corporate and restaurant management personnel, employees are generally paid on an hourly basis. Company restaurants employ an average of 30 full-time and 80 part-time hourly employees. None of the Company's employees are covered by collective bargaining agreements and the Company has never experienced a major work stoppage, strike or labor dispute. The Company believes that its working conditions and compensation arrangements compare favorably with its competition and considers relations with its employees to be good. Restaurant managers are paid a base salary, plus incentive compensation, that is contingent upon achieving certain objectives. The Company believes that managers who produce superior economic results and deliver quality customer experiences earn more at the Company than the average compensation in the industry for similar positions and experience levels.

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

ITEM 2.   PROPERTIES.

  The Company owns 20 and leases space for 10 of its Company-operated restaurants. Two of the currently operating Company-owned units are subject to ground leases. The Company also owns its corporate office headquarters and warehouse facilities, comprised of two buildings containing a combined total of 28,000 square feet of space. These buildings are situated on two separate properties totaling approximately two acres of land in Garland, Texas, a suburb of Dallas. None of the Company's properties are encumbered by mortgage indebtedness. The Company believes that its corporate office and warehouse facilities are adequate to meet its requirements through at least fiscal 1999 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

  The Company's restaurant leases, including renewal options, expire at various times from 2007 to 2029, and generally provide for minimum annual rentals and, in five cases, for payment of additional rent based on a percentage of restaurant sales. Five of the Company's leases provide for a preferential right of first refusal upon sale of the property. One lease provides for a bargain purchase option at the end of the lease term. The Company is required to pay real estate taxes, insurance, maintenance expenses and utilities under substantially all of its leases. The Company depends on short-term leases for parking at eight of its 30 restaurants. There can be no assurance that adequate parking will continue to be available, or that the lack of such parking will not have an adverse impact on the operations of the respective restaurants.

ITEM 3.   LEGAL PROCEEDINGS.

  As discussed in the Company's Form 10-K for the fiscal year ended June 29, 1997, Bright-Kaplan International Corporation ("BK") submitted a claim against the Company to the American Arbitration Association ("AAA") in Dallas, Texas. BK, a former franchisee, claimed that the Company misrepresented and concealed numerous material facts in order to induce BK to enter into a franchise agreement, failed to provide a variety of services in support of BK's franchise, engaged in deceptive trade practices and violated Federal Trade Commission disclosure rules. BK sought damages in excess of $9.0 million. In 1996, the AAA arbitration panel heard the evidence presented to the arbitration proceeding, and in a unanimous opinion delivered in January 1997, ruled that the Company had no liability to BK, and awarded no damages to BK. Subsequent to the conclusion of the arbitration case, the Circuit Court of Hamilton County, Tennessee, dismissed a lawsuit filed by Elizabeth Bright and Thomas C. Bright, the principal shareholders of BK, attempting to litigate the same claims decided by the arbitration panel. Elizabeth Bright and Thomas C. Bright appealed the Circuit Court's dismissal to the Court of Appeals of Tennessee at Knoxville, and on April 29, 1998, that appellate court unanimously affirmed the trial court's decision in favor of the Company. The judgement of the Court of Appeals became final on June 30, 1998, without further appeal of the plaintiffs, thus effectively ending the lawsuit and claim against the Company.

  The Company is involved in routine litigation from time to time. Such litigation in which the Company is currently involved is not material to the Company's consolidated financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended June 28, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SWH." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock since July 1, 1996.

                                             High     LOW
                                             -----    -----
Fiscal year ending June 29, 1997:
     First Quarter                           5 5/8    4 3/4
     Second Quarter                          6        5
     Third Quarter                           5 3/8    5
     Fourth Quarter                          6        4 3/4

Fiscal year ending June 28, 1998:
     First Quarter                           7 1/8    5 1/4
     Second Quarter                          7 3/8    5 5/8
     Third Quarter                           7        5 1/2
     Fourth Quarter                          8 3/8    5 15/16

Fiscal year ending July 4, 1999:
     First Quarter (through September 11)    8        5 3/4

  As of September 11, 1998, the Company estimates that there were approximately 1,500 beneficial owners of the Company's Common Stock, represented by approximately 545 holders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA.

  The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended June 28, 1998, which are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited. The Consolidated Financial Statements as of June 29, 1997 and June 28, 1998, and for each of the years in the three-year period ended June 28, 1998, and the independent auditors' reports thereon, are included elsewhere in this Report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                             YEAR ENDED
                                                            ----------------------------------------------------
                                                             JULY 3,    JULY 2,   JUNE 30,   JUNE 29,   JUNE 28,
                                                              1994       1995      1996       1997       1998
                                                            --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)
OPERATIONS STATEMENT DATA:
Revenues.................................................    $78,384    $78,956   $ 70,957    $64,904    $66,027
                                                             -------    -------   --------    -------    -------

Costs and expenses:
 Cost of sales............................................    19,749     20,036     17,965     16,516     17,054
 Operating expenses.......................................    44,221     44,768     41,122     36,222     36,419
 General and administrative...............................     5,447      5,619      5,767      5,279      6,480
 Depreciation and amortization............................     5,843      5,251      4,871      3,954      3,822
 Restructuring charges (reversals) (1)....................        --         --     13,875       (740)        --
 Impairment of long-lived assets (2)......................        --         --         --      2,009         --
 Unusual charge (3).......................................        --        600         --         --         --
 Loss (gain) on asset scheduled for divestiture...........        50         --        (47)        --         --
                                                             -------    -------   --------    -------    -------

   Total costs and expenses..............................     75,310     76,274     83,553     63,240     63,775
                                                             -------    -------   --------    -------    -------

Income (loss) from operations............................      3,074      2,682    (12,596)     1,664      2,252
Net interest expense.....................................        904      1,198      1,045        691        343
                                                             -------    -------   --------    -------    -------

Income (loss) before income tax expense (benefit)........      2,170      1,484    (13,641)       973      1,909
Income tax expense (benefit).............................        461        234     (5,308)       314        716
                                                             -------    -------   --------    -------    -------
Net income (loss)........................................    $ 1,709    $ 1,250   $ (8,333)   $   659    $ 1,193
                                                             =======    =======   ========    =======    =======

Net income (loss) per common share (4):
 Basic..................................................     $   .28    $   .22   $  (1.48)   $   .12    $   .21
                                                             =======    =======   ========    =======    =======
 Diluted................................................     $   .28    $   .22   $  (1.48)   $   .11    $   .20
                                                             =======    =======   ========    =======    =======

Weighted average common shares outstanding (4):
 Basic..................................................       6,013      5,618      5,612      5,658      5,604
                                                             =======    =======   ========    =======    =======
 Diluted................................................       6,131      5,698      5,612      5,769      5,828
                                                             =======    =======   ========    =======    =======

BALANCE SHEET DATA:
 Cash and cash equivalents................................   $ 1,918    $ 1,873   $  8,065    $ 1,917    $   943
 Working capital deficit (5)..............................    (3,154)    (2,602)    (3,405)    (2,235)    (3,546)
 Total assets.............................................    78,648     75,511     71,368     58,630     57,739
 Long-term debt...........................................    18,584     15,548     19,762      7,883      5,439
 Stockholders' equity.....................................    52,482     53,436     45,250     45,934     47,195

RESTAURANT DATA:
 Company-owned restaurants open for full year.............        31         36         29         28         28
 Company-owned restaurants open at end of year............        36         37         30         28         30

--------------------

(1) See Note 8 of Notes to Consolidated Financial Statements.
(2) See Note 1 (i) of Notes to Consolidated Financial Statements.
(3) The Company recorded a $600,000 write-down of its one-third investment in F.P. Corporation PTY Ltd. and F.P. Restaurants PTY Ltd. in fiscal 1995. The write-down of this investment was the result of an alleged misappropriation of assets by the joint-venture's former managing director.
(4) See Note 1 (m) of Notes to Consolidated Financial Statements.
(5) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table presents, for the fiscal periods indicated, certain selected financial data as a percentage of total revenues.

                                                                   PERCENTAGE OF TOTAL REVENUES
                                                                         FISCAL YEAR ENDED
                                                         ------------------------------------------------

                                                            June 30,         June 29,        June 28,
                                                              1996             1997            1998
                                                         ---------------  --------------  ---------------
Revenues...............................................       100.0%           100.0%           100.0%
                                                              -----            -----            -----

 Costs and expenses:
  Cost of sales........................................        25.3             25.4             25.8
  Operating expenses...................................        58.0             55.8             55.2
  General and administrative...........................         8.1              8.1              9.8
  Depreciation and amortization........................         6.9              6.1              5.8
  Restructuring charges (reversals)....................        19.6             (1.1)              --
  Impairment of long-lived assets......................          --              3.1               --
  Gain on asset scheduled for divestiture..............        (0.1)              --               --
                                                              -----            -----            -----

   Total costs and expenses............................       117.8             97.4             96.6
                                                              -----            -----            -----

Income (loss) from operations..........................       (17.8)             2.6              3.4
Net interest expense...................................         1.4              1.1              0.5
                                                              -----            -----            -----

Income (loss) before income tax expense (benefit)......       (19.2)             1.5              2.9
Income tax expense (benefit)...........................        (7.5)             0.5              1.1
                                                              -----            -----            -----

Net income (loss)......................................       (11.7%)            1.0%             1.8%
                                                              =====            =====            =====


1998 COMPARED TO 1997

  REVENUES

  Fiscal 1998 revenues increased $1.1 million, or 1.7%, in comparison to fiscal 1997. This increase is attributable to the opening of two new units during the fiscal year and a 0.4% sales increase experienced by the 28 stores that were open for the full year in both fiscal 1998 and 1997 ("same-stores"). These increases were partially offset by a reduction in U.S. franchise income and a decline in revenue from the sale of the Company's Richmond, Virginia, unit to a franchisee in November 1996 and the closure of the Company's Cappellini's unit in December 1996.

  The increase in same-store sales was the result of a 2.6% increase in check averages partially offset by a 2.1% decline in customer counts. The increase in check averages was primarily the result of new menu items introduced over the past year and increased check averages associated with the Company's repositioned Italian Grill units. Additionally, modest menu price adjustments made during the last year also contributed to the increase in check averages. Fiscal 1998 sales in the Company's Italian Grill units, during current year periods while operating under the Italian Grill format, increased 5.1% over comparable periods in fiscal 1997, while sales in the Company's traditional Spaghetti Warehouse concept declined 2.5% in fiscal 1998. Due to the favorable sales results in the Italian Grill units, the Company plans to convert additional units to the Italian Grill format in fiscal 1999.

  COSTS AND EXPENSES

    Cost of Sales

  Cost of sales as a percentage of total revenues increased from 25.4% in fiscal 1997 to 25.8% in fiscal 1998. This increase was due to higher food costs associated with the Italian Grill format and higher commodity prices incurred on certain meat and poultry products. Due to the higher food costs associated with the Italian Grill, management anticipates that cost of sales as a percentage of total revenues will increase modestly in fiscal 1999 as additional units are converted to the Italian Grill format.

    Operating Expenses

  Operating expenses as a percentage of total revenues decreased from 55.8% in fiscal 1997 to 55.2% in fiscal 1998. This decrease was due primarily to lower workers' compensation costs and unemployment taxes relative to the previous year. These declines were partially offset by increases in hourly labor costs and rent expense in comparison to the prior year. Management anticipates that operating expenses as a percentage of total revenues will increase modestly in fiscal 1999 due to higher kitchen labor costs associated with the Italian Grill format.

    General and Administrative Expenses (G&A)

  G&A expenses as a percentage of total revenues increased from 8.1% in fiscal 1997 to 9.8% in fiscal 1998. The current year increase was due largely to a noncash, pre-tax charge of approximately $975,000 relating to stock option exercises. Current year severance costs and costs associated with the Company's auction process also contributed to the increase in G&A as a percentage of total revenues. These increases were partially offset by a reduction in the Company's corporate bonus expense.

    Depreciation and Amortization (D&A)

  D&A as a percentage of total revenues decreased from 6.1% in fiscal 1997 to 5.8% in fiscal 1998. This decrease was primarily due to certain information system equipment becoming fully depreciated, certain equipment items still in use becoming fully depreciated and the aforementioned increase in same-store sales.

  NET INTEREST EXPENSE

  Net interest expense decreased from $691,000 in fiscal 1997 to $343,000 in fiscal 1998. This decrease is primarily attributable to decreases in the average debt outstanding under the Company's credit facilities. Subject to provisions of the Company's credit facilities, management intends to incur additional long-term debt to the extent that future cash flow from operations is insufficient to cover planned restaurant openings, Italian Grill conversions and capital expenditures.

  INCOME TAXES

  The Company's effective income tax rate increased from 32.3% in fiscal 1997 to 37.5% in fiscal 1998. The increase is primarily attributable to the fact that a lower proportion of the Company's consolidated pre-tax earnings was generated by the Company's Canadian operations in fiscal 1998 as compared to fiscal 1997. These Canadian earnings are taxed at a substantially lower rate than U.S. earnings, thereby increasing the Company's overall tax rate.

1997 COMPARED TO 1996

  REVENUES

  Fiscal 1997 revenues declined $6.1 million, or 8.5%, in comparison to fiscal 1996. This decrease was attributable to the closure of seven under-performing restaurants in February 1996 and the sale of the Company's Richmond, Virginia, operation and the closing of Cappellini's in fiscal 1997. These declines were partially offset by a 0.7% increase in fiscal 1997 same-store sales and a $0.2 million increase in U.S. franchise income.

  The increase in fiscal 1997 same-store sales was the result of a 3.0% increase in check averages partially offset by a 2.3% decline in customer counts. The increase in check averages was primarily the result of new menu items introduced over the year and increased check averages associated with the Company's repositioned Italian Grill units. Additionally, modest menu price adjustments made during the last 18 months also contributed to the increase in check averages. Fiscal 1997 sales in the Company's eight Italian Grill units, during fiscal 1997 periods operating under the Italian Grill format, increased 6.4% over comparable periods in fiscal 1996, while sales in traditional Spaghetti Warehouse units declined 0.6% in fiscal 1997.

  COSTS AND EXPENSES

    Cost of Sales

  Cost of sales as a percentage of total revenues increased from 25.3% in fiscal 1996 to 25.4% in fiscal 1997. This increase was due to higher food costs associated with the Italian Grill and higher commodity prices incurred on certain meat, dairy and pasta products in fiscal 1997.

    Operating Expenses

  Operating expenses as a percentage of total revenues decreased from 58.0% in fiscal 1996 to 55.8% in fiscal 1997. Much of this decrease is due to the closure of the seven low-volume units in February 1996. These units generally incurred higher operating expenses as a percentage of revenues than typical Company restaurants. Improved controls over restaurant labor and reduced marketing expenditures also contributed to the fiscal 1997 decrease. These decreases were partially offset by an increase in group medical costs in comparison to fiscal 1996.

    General and Administrative Expenses (G&A)

  G&A expenses as a percentage of total revenues were 8.1% in both fiscal 1997 and 1996. The fixed nature of certain G&A costs, relative to the decline in fiscal 1997 total revenues, put upward pressure on G&A as a percentage of total revenues; however, reductions in recruitment expenses and legal fees, coupled with the fiscal 1996 write-off of costs incurred in the preparation of the Addison property for its conversion to Cappellini's, caused G&A as a percentage of total revenues to remain flat in fiscal 1997.

    Depreciation and Amortization (D&A)

  D&A as a percentage of total revenues decreased from 6.9% in fiscal 1996 to 6.1% in fiscal 1997. This decrease was primarily due to the elimination of depreciation expense on the seven low-volume units closed in February 1996.

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

  As a result of obtaining more favorable disposal terms on the seven restaurant properties closed in the restructuring plan, total costs relating to this plan were less than the initially recorded charge. Therefore, the Company reversed $740,000 in pre-tax restructuring charges in fiscal 1997. See Note 8 of Notes to Consolidated Financial Statements for further information.

    Impairment of Long-Lived Assets

  The Company adopted Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121") during fiscal 1997, resulting in pre-tax, noncash impairment charges of $2,009,526. These charges relate to the write-down of the Company's Cappellini's restaurant in Addison, Texas, to its estimated fair market value. See Note 1 (i) of Notes to Consolidated Financial Statements for further information.

  NET INTEREST EXPENSE

  Net interest expense decreased from $1.0 million in fiscal 1996 to $0.7 million in fiscal 1997. This decrease was primarily attributable to decreases in the average debt outstanding under the Company's credit facilities.

  INCOME TAXES

  The Company's effective income tax rate decreased from a 38.9% benefit in fiscal 1996 to a 32.3% provision in fiscal 1997. The decline is primarily attributable to the fact that a higher proportion of the Company's consolidated pre-tax earnings was generated by the Company's Canadian operations in fiscal 1997 as compared to fiscal 1996. These Canadian earnings are taxed at a lower rate thereby reducing the Company's overall tax rate. The reduction in fiscal 1997 U.S. pre-tax earnings as a percentage of consolidated pre-tax earnings was attributable to the $2.0 million in asset impairment charges recorded in that year. See Note 4 of Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital deficit increased from $2.2 million on June
29, 1997 to $3.5 million on June 28, 1998. This increase is primarily attributable to a reduction of cash and cash equivalents on hand in comparison to the prior year. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

  Net cash provided by operating activities decreased from $7.4 million in fiscal 1997 to $6.4 million in fiscal 1998. The decline is attributed to the fiscal 1997 receipt of prior year income tax refunds.

  Long-term debt outstanding on June 28, 1998, consisted of a $5.4 million term loan borrowed under the Company's existing bank credit facility. The Company has an additional $5.0 million available under its bank revolving credit facility as of June 28, 1998, subject to meeting a certain funded debt to cash flow requirement prior to borrowing any additional funds.

  In fiscal 1994, the Company's Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company's common stock for investment purposes. As of June 28, 1998, the Company had repurchased 996,041 shares of common stock under this program, including 185,000 shares purchased in fiscal 1998.

  Capital expenditures were $5.8 million in fiscal 1998 as compared to $2.6 million in fiscal 1997. Fiscal 1998 expenditures relate primarily to the purchase and construction of the Mesquite and Irving, Texas, restaurants, and the conversion of nine traditional Spaghetti Warehouse restaurants to the Italian Grill format.

  During fiscal 1998, the Company converted nine of its traditional Spaghetti Warehouse restaurants to the Italian Grill format. The Italian Grill concept is an updated version of the traditional Spaghetti Warehouse concept and features new decor, an expanded menu and even greater customer value. Based on favorable sales and operating results achieved in previously converted units, the Company plans to convert additional units to the Italian Grill format during fiscal 1999.

  In addition to Italian Grill conversions, the Company plans to open one to two new units and to continue to make necessary replacements and upgrades to its existing restaurants and information systems during fiscal 1999. Total planned capital expenditures relating to fiscal 1999 projects are $5.0 million. Cash flow from operations, current cash balances and amounts available under the Company's bank revolving credit facility are expected to be sufficient to fund planned capital expenditures and payment of required term loan maturities in fiscal 1999.

YEAR 2000 COMPLIANCE

  In the past, a number of computer software programs were written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. An extensive review of the Company's information systems has been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that all Company systems are compliant, or will be compliant by June 1999. Additional validation of the Company's systems will be conducted through testing throughout 1999.

  In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 issue. To determine the status of third parties, letters inquiring as to their readiness have been sent to substantially all of the Company's vendors. The Company is currently assessing the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

  The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all information technology and non-information technology by December 31, 1998, and will then address the Year 2000 compliance of such equipment.

  All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material is being capitalized and depreciated over its expected useful life. Testing and remediation of all of the Company's systems and applications is expected to cost approximately $275,000 from inception in fiscal 1998 through completion in fiscal 2000. Of these costs, approximately $55,000 was incurred through June 28, 1998 with the remaining $220,000 to be incurred in fiscal 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

  The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operation. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS No. 128"), "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. The Company adopted SFAS No. 128 in fiscal 1998 and thus has restated reported EPS data for all prior periods presented.

  In June 1997, the FASB issued Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's first quarter financial statements in fiscal 1999.

  In June 1997, the FASB issued Statement No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for the Company's fiscal 1999 annual financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions by the first quarter of fiscal 2000. At that time, the Company will be required to change the method currently used to account for pre-opening costs. The application of SOP 98-5 will result in pre-opening costs on the Company's Consolidated Balance Sheet as of the date of adoption, net of related tax effects, being charged to operations as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for pre-opening costs, the subsequent costs of start-up activities will be expensed as incurred.

  In June 1998, the FASB issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for the Company's first quarter financial statements in fiscal 2000. The Company is currently not involved in derivative instruments or hedging activities and, therefore, will measure the impact of this statement as it becomes necessary.

  The Company does not expect that the adoption of the above standards will have a significant impact on its consolidated results of operations, financial position or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

  The Company's exposure to interest rate risk relates to variable rate revolving credit loans that are benchmarked to US and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of June 28, 1998 would be immaterial.

  The Company purchases certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

  This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Supplementary Data are set forth herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  As previously disclosed in the Company's Form 8-K filed on February 10, 1998, with the Securities and Exchange Commission, on February 3, 1998, the Company engaged KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending June 28, 1998, to replace Arthur Andersen, LLP, who resigned as auditors of the Company effective February 3, 1998.

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

      2.   Exhibits:
           --------

                 2.1  -  Agreement and Plan of Merger, dated September 18, 1998, by and among Spaghetti Warehouse, Inc., Spaghetti Warehouse Acquisition, Inc. and Consolidated Restaurant Companies, Inc. (incorporated by reference to Exhibit
                         2.1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1998).

                 3.1  -  Second Amended and Restated Articles of Incorporation
                         of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10Q for the quarter ended April 2, 1995, filed by the Company with the Securities and Exchange Commission).

               * 3.2  -  Third Amended and Restated Bylaws of the Company.

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

             +* 10.3  -  Amended and Restated Spaghetti Warehouse, Inc. 1992
                         Bonus Stock Option Plan.

              + 10.4  -  Letter Agreement, dated as of August 23, 1993, relating to the Company's employment arrangement with H.G. Carrington, Jr. (incorporated by reference to Exhibit
                         10.6 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended July 4, 1993).

                10.5  -  Lease Agreement, dated June 13, 1977, between the
                         Company and Oscar L. Thomas, Jr., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                10.6  -  Lease Agreement, dated September 1, 1980 between the
                         Company and Gagel Construction, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                10.7  -  Lease Agreement, dated November 18, 1981 between the
                         Company and Samuel Geraldo, Trustee, as amended, relating to certain premises in Toledo, Ohio (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

                10.8  -  Lease Agreement, dated November 30, 1981, between the
                         Company and Ybor Square, Ltd., relating to certain premises in Tampa, Florida (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

                10.9  -  Financing and Operating Agreement, dated September 2,
                         1982, among the Company, the City of Tampa, Florida, The Spaghetti Consultants of Florida, Inc., Ybor Square, Ltd. and Continental National Bank of Fort Worth, Texas (incorporated by reference to Exhibit
                         10.11 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

               10.10  -  Lease Agreement, dated April 1, 1987, between the
                         Company and Memphis Center City Revenue Finance Corporation, relating to certain premises in Memphis, Tennessee (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended July 4, 1987, filed by the Company with the Securities and Exchange Commission).

               10.11  -  Lease, dated May 28, 1988, between the Company and Ward and Shirley Olander, relating to certain premises in Pittsburgh, Pennsylvania (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

               10.12  -  Lease Agreement, dated as of February 15, 1989, between the Company and North Clinton Associates, relating to certain premises in Syracuse, New York (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

               10.13  -  Deed of Trust, Security Agreement and Assignment of
                         Rents, dated July 24, 1989, between the Company, as grantor, and Deposit Guaranty Bank, as beneficiary, and related promissory note (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

               10.14  -  Lease Agreement, dated May 29, 1990, between Spring-Ten
                         Associates and the Company, as amended on July 18, 1990, October 26, 1990, and December 13, 1990, relating to certain premises in Philadelphia, Pennsylvania (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

               10.15  -  Lease Agreement, dated as of November 27, 1990, between the Company and The Foundry Associates, L.P., relating to certain premises in Providence, Rhode Island (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange Commission).

               10.16  -  Contract for Sale of Real Estate, dated September 12,
                         1991, among the Company, Elie Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

               10.17  -  Real Estate Term Note in original principal amount of
                         $180,000, dated November 21, 1991, executed by the Company as maker, payable to the order of Elie Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

               10.18  -  Lease Agreement, dated as of July 6, 1991, between the
                         Company and Nautica Peninsula Land Limited Partnership, relating to certain premises in Cleveland, Ohio (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

               10.19  -  Lease Agreement, dated as of September 2, 1992, between the Company and Canal Place, Ltd., relating to certain premises in Akron, Ohio (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

               10.20  -  Form of Spaghetti Warehouse, Inc. Franchise Offering
                         Circular (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

               10.21  -  Lease Agreement, dated as of August 11, 1993, between the Company and the State of Texas, relating to certain premises in Harris County, Texas, as amended by First Amendment to Lease Agreement effective October 25, 1993 and Second Amendment to Lease Agreement, undated (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

               10.22  -  Second Lease Addendum, dated as of July 29, 1994, by and between Patricia D. Thomas, Oscar L. Thomas III and Spaghetti Warehouse of Ohio, Inc., relating to certain premises in Columbus, Ohio (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

             + 10.23  -  Spaghetti Warehouse, Inc. Employee Stock Purchase Plan
                         (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

               10.24  -  Amended and Restated Loan Agreement, dated April 30,
                         1998 to the Amended and Restated Loan Agreement, dated as of November 1, 1993, June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and Amendment No. 4 thereto, dated August 12, 1996, Amendment No. 3 thereto, dated March 29, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated December 21, 1993 (incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998, filed with the Securities and Exchange Commission).

             + 10.25  -  Employment Agreement, dated as of January 30, 1996, by and between the Company and Robert R. Hawk
                         (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1996, filed with the Securities and Exchange Commission).

             + 10.26  -  Amended Employment Agreement, dated as of September 1,
                         1996 by and between the Company and Robert R. Hawk (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

             + 10.27  -  Employment Agreement, dated as of October 1, 1996, by and between the Company and John T. Ellis (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

             + 10.28  -  Employment Agreement, dated as of October 28, 1996, by and between the Company and Phillip Ratner
                         (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997, filed with the Securities and Exchange Commission).

             +*10.29  -  Retention Incentive Policy for Designated Executive
                         Officers, dated as of June 8, 1998.

               10.30  -  Escrow Agreement, dated September 18, 1998, by and between Spaghetti Warehouse, Inc. and Consolidated Restaurant Companies, Inc. (incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1998).

                16.1  -  Letter regarding change in certifying accountant, dated
                         February 9, 1998 (incorporated by reference to Exhibit
                         16.1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1998).

              * 21.1  -  Subsidiaries of the Company.

              * 23.1  -  Consent of KPMG Peat Marwick LLP

              * 23.2  -  Consent of Arthur Andersen LLP

              * 27.1  -  Financial Data Schedule

--------------------
  +  Compensation plan, benefit plan or employment contract or arrangement.
  *  Filed herewith.

  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                  SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
REPORTS OF INDEPENDENT AUDITORS........................................................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
 CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 1997 AND JUNE 28, 1998.....................................  F-4
 CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
  JUNE 28, 1998........................................................................................  F-5
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
  JUNE 28, 1998........................................................................................  F-6
 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
  JUNE 28, 1998........................................................................................  F-7
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................  F-8

ALL SCHEDULES ARE OMITTED AS THE REQUIRED INFORMATION IS INAPPLICABLE OR THE INFORMATION IS PRESENTED IN THE FINANCIAL STATEMENTS OR RELATED NOTES.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Spaghetti Warehouse, Inc.:


We have audited the accompanying consolidated balance sheet of Spaghetti Warehouse, Inc. (a Texas Corporation) and subsidiaries as of June 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spaghetti Warehouse, Inc. and subsidiaries as of June 28, 1998, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Dallas, Texas
August 7, 1998, except as for
Note 10, which is as of September 18, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
Spaghetti Warehouse, Inc.:


We have audited the accompanying consolidated balance sheet of Spaghetti Warehouse, Inc. (a Texas Corporation) and subsidiaries as of June 29, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the two-year period ended June 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spaghetti Warehouse, Inc. and subsidiaries as of June 29, 1997 and the consolidated results of operations and cash flows for each of the fiscal years in the two-year period ended June 29, 1997, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP


Dallas, Texas,
August 14, 1997

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 29, 1997 AND JUNE 28, 1998


                                 ASSETS                                              1997                 1998
                                 ------                                           -----------          -----------
Current assets:
 Cash and cash equivalents...............................................         $ 1,916,983          $   942,622
 Accounts receivable.....................................................             637,803              569,349
 Inventories.............................................................             616,253              642,379
 Prepaid expenses........................................................             274,111              333,779
 Deferred income taxes (Note 4)..........................................             469,145              273,934
                                                                                  -----------          -----------
       Total current assets..............................................           3,914,295            2,762,063
                                                                                  -----------          -----------

Property and equipment, net (Note 2).....................................          45,732,390           47,923,834
Assets scheduled for divestiture (Note 8)................................           1,534,714                    -
Trademark and franchise rights, net (Note 1).............................           2,942,852            2,641,235
Pre-opening costs, net...................................................                   -              109,977
Deferred income taxes (Note 4)...........................................           3,961,274            3,553,571
Other assets.............................................................             544,342              747,936
                                                                                  -----------          -----------
                                                                                  $58,629,867          $57,738,616
                                                                                  ===========          ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
 Current portion of long-term debt (Note 3)..............................         $ 1,478,127          $ 1,359,837
 Accounts payable........................................................           2,082,150            2,451,987
 Accrued payroll and bonuses.............................................           1,673,336            1,683,173
 Other accrued liabilities (Note 1)......................................             915,226              813,428
                                                                                  -----------          -----------
       Total current liabilities.........................................           6,148,839            6,308,425
                                                                                  -----------          -----------
Long-term debt, less current portion (Note 3)............................           6,405,226            4,079,507
Deferred compensation....................................................             141,901              155,641
Commitments and contingencies (Note 6)...................................                   -                    -
Stockholders' equity (Note 5):
 Preferred stock of $1.00 par value; authorized 1,000,000 shares;
   no shares issued......................................................                   -                    -
 Common stock of $.01 par value; authorized 20,000,000 shares; issued
  6,527,835 shares in 1997 and 6,717,759 shares in 1998..................              65,278               67,178
 Additional paid-in capital..............................................          36,246,849           37,508,055
 Cumulative translation adjustment.......................................            (611,499)            (829,325)
 Retained earnings.......................................................          16,753,859           17,946,524
                                                                                  -----------          -----------
                                                                                   52,454,487           54,692,432
 Less cost of 872,341 shares in 1997 and 1,057,341 shares in 1998 of
  common stock held in treasury..........................................          (6,520,586)         (7,497,389)
                                                                                  -----------          -----------
                                                                                   45,933,901           47,195,043
                                                                                  -----------          -----------

                                                                                  $58,629,867          $57,738,616
                                                                                  ===========          ===========


          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           YEARS ENDED JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998


                                                                           1996               1997               1998
                                                                       ------------        -----------        -----------
Revenues:
 Restaurant sales................................................      $ 69,662,500        $63,372,287        $64,599,577
 Franchise.......................................................           705,876            932,355            670,501
 Other...........................................................           588,243            598,931            756,796
                                                                       ------------        -----------        -----------
          Total revenues.........................................        70,956,619         64,903,573         66,026,874
                                                                       ------------        -----------        -----------

Costs and expenses:
 Cost of sales...................................................        17,964,938         16,515,660         17,054,112
 Operating expenses..............................................        41,121,545         36,221,808         36,418,811
 General and administrative......................................         5,766,812          5,278,589          6,480,367
 Depreciation and amortization...................................         4,871,376          3,954,334          3,821,440
 Restructuring charges (reversals) (Note 8)......................        13,875,248           (740,000)                 -
 Impairment of long-lived assets (Note 1)........................                 -          2,009,526                  -
 Gain on asset scheduled for divestiture (Note 2)................           (47,178)                 -                  -
                                                                       ------------        -----------        -----------
   Total costs and expenses......................................        83,552,741         63,239,917         63,774,730
                                                                       ------------        -----------        -----------
   Income (loss) from operations.................................       (12,596,122)         1,663,656          2,252,144
                                                                       ------------        -----------        -----------

Interest income (expense):
 Interest income.................................................           192,080            189,357            145,962
 Interest expense................................................        (1,236,740)          (879,925)          (489,208)
                                                                       ------------        -----------        -----------
                                                                         (1,044,660)          (690,568)          (343,246)
                                                                       ------------        -----------        -----------

   Income (loss) before income tax expense (benefit).............       (13,640,782)           973,088          1,908,898

Income tax expense (benefit) (Note 4)............................        (5,307,324)           314,153            716,233
                                                                       ------------        -----------        -----------

          Net income (loss)......................................      $ (8,333,458)       $   658,935        $ 1,192,665
                                                                       ============        ===========        ===========

Net income (loss) per common share (Note 1):
  Basic..........................................................      $      (1.48)       $       .12        $       .21
                                                                       ============        ===========        ===========
  Diluted........................................................      $      (1.48)       $       .11        $       .20
                                                                       ============        ===========        ===========

Weighted average common shares outstanding:
  Basic..........................................................         5,612,193          5,657,782          5,604,334
                                                                       ============        ===========        ===========
  Diluted........................................................         5,612,193          5,769,261          5,827,962
                                                                       ============        ===========        ===========



          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK
                                     ----------------------      ADDITIONAL    CUMULATIVE
                                      NUMBER OF                   PAID-IN     TRANSLATION
                                       SHARES       AMOUNT        CAPITAL      ADJUSTMENT
                                    -----------   -----------   -----------    -----------
Balances at July 2, 1995........      6,409,666   $    64,097   $ 35,747,731   $  (575,874)
Employee ESP plan purchases
 and stock option exercises.....         65,709           657        244,030             -
Stock options issued as
 compensation (Note 5)..........              -             -         21,000             -
Purchase of treasury shares,
 at cost........................              -             -              -             -
Foreign currency translation
 adjustment.....................              -             -              -        25,232
Net loss........................              -             -              -             -
                                    -----------   -----------   -----------    -----------
Balances at June 30, 1996.......      6,475,375        64,754     36,012,761      (550,642)
Employee ESP plan purchases
 and stock option exercises.....         52,460           524        216,088             -
Stock options issued as
 compensation (Note 5)..........              -             -         18,000             -
Purchase of treasury shares,
 at cost........................              -             -              -             -
Foreign currency translation
 adjustment.....................              -             -              -       (60,857)
Net income......................              -             -              -             -
                                    -----------   -----------   -----------    -----------
Balances at June 29, 1997.......      6,527,835        65,278     36,246,849      (611,499)
Employee ESP plan purchases
 and stock option exercises.....        189,924         1,900      1,243,206             -
stock options issued as
 compensation (Note 5)..........              -             -         18,000             -
Purchase of treasury shares,
 at cost........................              -             -              -             -
Foreign currency translation
 adjustment.....................              -             -              -      (217,826)
Net income......................              -             -              -             -
                                    -----------   -----------   -----------    -----------
Balances at June 28, 1998.......      6,717,759   $    67,178   $ 37,508,055   $  (829,325)
                                    ===========   ===========   ===========    ===========
                                                       TREASURY STOCK
                                                  -------------------------       TOTAL
                                      RETAINED      NUMBER                     STOCKHOLDERS'
                                      EARNINGS     OF SHARES      AMOUNT          EQUITY
                                    -----------   -----------   -----------    -----------
Balances at July 2, 1995........    $24,428,382      (812,457)  $(6,228,563)   $53,435,773
Employee ESP plan purchases
 and stock option exercises.....              -             -             -        244,687
Stock options issued as
 compensation (Note 5)..........              -             -             -         21,000
Purchase of treasury shares,
 at cost........................              -       (29,795)     (142,776)      (142,776)
Foreign currency translation
 adjustment.....................              -             -             -         25,232
Net loss........................     (8,333,458)            -             -     (8,333,458)
                                    -----------   -----------   -----------    -----------
Balances at June 30, 1996.......     16,094,924      (842,252)   (6,371,339)    45,250,458
Employee ESP plan purchases
 and stock option exercises.....             -              -             -        216,612
Stock options issued as
 compensation (Note 5)..........             -              -             -         18,000
Purchase of treasury shares,
 at cost........................             -        (30,089)     (149,247)      (149,247)
Foreign currency translation
 adjustment.....................             -              -             -        (60,857)
Net income......................        658,935             -             -        658,935
                                    -----------   -----------   -----------    -----------
Balances at June 29, 1997.......     16,753,859      (872,341)   (6,520,586)    45,933,901
Employee ESP plan purchases
 and stock option exercises.....              -             -             -      1,245,106
stock options issued as
 compensation (Note 5)..........              -             -             -         18,000
Purchase of treasury shares,
 at cost........................              -      (185,000)     (976,803)      (976,803)
Foreign currency translation
 adjustment.....................              -             -             -       (217,826)
Net income......................      1,192,665             -             -      1,192,665
                                    -----------   -----------   -----------    -----------
Balances at June 28, 1998.......    $17,946,524    (1,057,341)  $(7,497,389)   $47,195,043
                                    ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998

                                                                             1996               1997               1998
                                                                          -----------       ------------        -----------
Cash flows from operating activities:
 Net income (loss).................................................       $(8,333,458)      $    658,935        $ 1,192,665
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization expense.........................         4,871,376          3,954,334          3,821,440
     (Gain) loss on disposal of property and equipment.............           144,972             36,150            (59,878)
     Restructuring charges (reversals).............................        13,875,248           (740,000)                 -
     Impairment of long-lived assets...............................                 -          2,009,526                  -
     Stock compensation expense....................................                 -                  -            975,063
     Deferred income taxes.........................................        (5,336,983)         1,599,585            607,035
     Other, net....................................................           151,718             89,719             33,920
     Changes in assets and liabilities:
         Accounts receivable.......................................           (55,619)            20,213             63,165
         Inventories...............................................             2,400             70,742            (26,126)
         Prepaid expenses..........................................            36,215             67,600            (59,668)
         Other assets..............................................          (766,550)           (55,183)          (440,151)
         Accounts payable..........................................          (807,087)           157,845            373,832
         Accrued payroll and bonuses...............................          (437,702)           222,524              9,837
         Other accrued liabilities.................................          (319,400)          (572,262)          (101,799)
         Accrued restructuring charges.............................          (759,901)          (138,512)                 -
                                                                          -----------       ------------        -----------
     Net cash provided by operating activities.....................         2,265,229          7,381,216          6,389,335
                                                                          -----------       ------------        -----------
Cash flows from investing activities:
 Purchase of property and equipment................................        (4,045,220)        (2,552,683)        (5,842,463)
 Proceeds from sales of property and equipment.....................         3,654,513            854,734          1,647,783
 Collection of notes receivable....................................             6,092                  -                  -
                                                                          -----------       ------------        -----------
     Net cash used in investing activities.........................          (384,615)        (1,697,949)        (4,194,680)
                                                                          -----------       ------------        -----------
Cash flows from financing activities:
 Net borrowings from (payments on) long-term debt..................         4,214,000        (11,878,647)        (2,444,009)
 Purchase of treasury shares.......................................          (142,776)          (149,247)          (976,803)
 Proceeds from employee stock plans................................           244,687            216,612            270,043
                                                                          -----------       ------------        -----------
     Net cash provided by (used in) financing activities...........         4,315,911        (11,811,282)        (3,150,769)
                                                                          -----------       ------------        -----------
Effects of exchange rates on cash and cash equivalents.............            (4,080)           (20,366)           (18,247)
                                                                          -----------       ------------        -----------
Net increase (decrease) in cash and cash equivalents...............         6,192,445         (6,148,381)          (974,361)
Cash and cash equivalents at beginning of year.....................         1,872,919          8,065,364          1,916,983
                                                                          -----------       ------------        -----------
Cash and cash equivalents at end of year...........................       $ 8,065,364       $  1,916,983        $   942,622
                                                                          ===========       ============        ===========
Supplemental information:
 Interest paid (net of amounts capitalized)........................       $ 1,111,677       $  1,145,638        $   514,324
                                                                          ===========       ============        ===========
 Income taxes paid (net of refunds)................................       $    15,238       $ (1,291,952)       $   113,319
                                                                          ===========       ============        ===========

          See accompanying notes to consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a)  Principles of Consolidation

   The consolidated financial statements include the accounts of Spaghetti Warehouse, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

 (c)  Foreign Currency Translation

   The accounts of the Company's operations in Canada are translated into United States dollars in accordance with Statement of Financial Accounting Standards Statement No. 52. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Adjustments resulting from the translation are reported as a separate component of stockholders' equity.

 (d)  Reclassifications

   Certain prior years' balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

 (e)  Cash Equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held cash equivalents of $696,899 and $857,888 at June 29, 1997 and June 28, 1998, respectively.

 (f)  Accounts Receivable

   Accounts receivable primarily consist of credit card receivables and franchise royalty fees.

 (g)  Inventories

   Inventories, which primarily consist of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.

 (h)  Pre-opening Costs

   The costs of hiring and training personnel, supplies and certain general and administrative costs relating to new restaurants are capitalized and amortized over the restaurant's first 12 months of operations. Amortization of

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES pre-opening costs was approximately $180,000, $170,000 and $75,000 for fiscal years 1996, 1997 and 1998, respectively.

 (i)  Property and Equipment

   Property and equipment are recorded at cost, including interest capitalized during the construction period. Total interest of $0, $0 and $26,699 was capitalized in fiscal years 1996, 1997 and 1998, respectively.

   Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of the term of the lease, including renewal options, or the estimated useful lives of the assets, which range from 18 to 25 years. Depreciation and amortization expense of property and equipment was approximately $4,500,000, $3,780,000 and $3,600,000, for fiscal years 1996, 1997, and 1998 respectively.

   In March 1995, the Financial Accounting Standard Board issued Statement No. 121 ("SFAS No. 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS No. 121 also established accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997.

   Adoption of SFAS No. 121 requires the Company to review its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers each restaurant's historical operating losses as a primary indicator of potential impairment. The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount. If a restaurant's assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their estimated fair market value.

   The Company recorded a pre-tax, noncash charge of $1,759,526 during the first quarter of fiscal 1997 as a result of adopting SFAS No. 121. This charge related to the write-down of the Company's Cappellini's restaurant in Addison, Texas, to its estimated fair market value at that time. Due to unfavorable operating results, the Company subsequently made the decision to cease Cappellini's operations, and closed the restaurant on December 31, 1996. The Company recorded an additional $250,000 pre-tax charge in the fourth quarter of fiscal 1997 to write-down the former Cappellini's property to its estimated fair market value based on current real estate market conditions.

 (j)  Trademark and Franchise Rights

   The costs of the Canadian operation's trademark (approximately $2,200,000) and franchise rights (approximately $1,700,000) are being amortized using the straight-line method over 40 years and 20 years, respectively. Amortization of trademark and franchise rights was approximately $130,000 per year in fiscal years 1996, 1997 and 1998. Accumulated amortization was $624,586 and $703,374 as of June 29, 1997, and June 28, 1998, respectively.

   The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment or adjustment of estimated useful lives is warranted as of June 28, 1998.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

 (k)  Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (l)  Other Accrued Liabilities

   Other accrued liabilities consist of the following:

                                               1997                1998
                                             --------            --------
Property taxes.........................      $458,304            $449,675
Insurance reserves.....................       197,582             103,169
Interest...............................       145,459             103,208
Other..................................       113,881             157,376
                                             --------            --------
                                             $915,226            $813,428
                                             ========            ========

 (m)  Net Income (Loss) per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the second quarter of fiscal 1998. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128.

   The number of weighted average common shares outstanding used in the computation of diluted net income (loss) per share includes the effect of dilutive options using the treasury stock method. For fiscal years 1996, 1997 and 1998, there are 148,015, 233,065 and 54,380 options, respectively, to purchase common stock that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the fiscal years presented.

 (n)  Financial Instruments

   The Company's financial instruments at June 29, 1997 and June 28, 1998, consist of cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The following methods were used in estimating the fair value of each class of financial instrument: cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the short duration of those items and long-term debt is based on quoted market prices.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(2)  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                                1997                 1998
                                                                            ------------         ------------
Land................................................................        $  8,571,206         $  9,089,052
Buildings...........................................................          27,654,242           30,671,057
Equipment, furniture and fixtures...................................          24,556,542           26,244,315
Leasehold improvements..............................................          11,120,348           11,402,457
                                                                            ------------         ------------
                                                                              71,902,338           77,406,881
Less accumulated depreciation and amortization......................         (26,169,948)         (29,483,047)
                                                                            ------------         ------------
                                                                            $ 45,732,390         $ 47,923,834
                                                                            ============         ============

   In fiscal 1992, the Company purchased the existing Austin, Texas, location and ceased development of an alternate Austin location. The Company sold the alternate location in fiscal 1996 for an amount exceeding its recorded book value, thus recognizing a $47,178 gain at the time of sale.

(3)  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                      1997              1998
                                                                                   ----------        ----------
Term note payable to banks, bearing interest at 6.8% at June 28, 1998, unsecured, interest payable quarterly and $453,279 in principal payable quarterly through July 1, 2001, at which date the remaining principal
 balance is due............................................................        $7,883,353        $5,439,344
                                                                                   ----------        ----------
Less current portion.......................................................         1,478,127         1,359,837
                                                                                   ----------        ----------
   Long-term debt, excluding current portion...............................        $6,405,226        $4,079,507
                                                                                   ==========        ==========

   The Company has an unsecured revolving credit and term loan agreement with two banks, enabling the Company to borrow up to $5,000,000 in revolving credit loans. No amounts were outstanding under the revolving credit agreement at the fiscal years ended 1997 and 1998. The Company also has $5,439,344 in term loans borrowed under this credit agreement as of June 28, 1998. Revolving credit loans bear interest at the Company's option of (a) the prime rate, (b) the certificate of deposit rate plus the Federal Deposit Insurance Corporation assessment rate plus 2.0% to 3.0% or (c) the LIBOR rate plus 2.0% to 3.0%. The term loan bears interest at rates ranging between 6.8% and 8.5%, based on the Company's performance. The Company incurs a commitment fee of 3/8 of 1% on the unused portion of the revolving credit facility, payable on a quarterly basis. The terms of the credit agreement require the Company to maintain certain minimum financial ratios. Additionally, in the event that the Company has a material default, as defined in the credit agreement, spanning two consecutive quarters, the lenders may request that the Company grant to them a lien on a sufficient number of properties in order to secure their interest in the loans. As of June 28, 1998, the Company was in compliance with all requirements under the credit agreement.

   The aggregate maturities of long-term debt at June 28, 1998, are as follows:

1999....................................................            $1,359,837
2000....................................................             1,813,116
2001....................................................             1,813,112
2002....................................................               453,279
                                                                    ----------
   Total................................................            $5,439,344
                                                                    ==========

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(4)  INCOME TAXES

   The Company's income (loss) before income tax expense (benefit) attributable to its operations is summarized as follows for fiscal years 1996, 1997 and 1998:

                                      1996             1997            1998
                                   ------------    ------------    ------------
Domestic operations............    $(13,950,506)   $    637,467    $  1,572,550
Foreign operations.............         309,724         335,621         336,348
                                   ------------    ------------    ------------
                                   $(13,640,782)   $    973,088    $  1,908,898
                                   ============    ============    ============

   The provision (benefit) for income taxes is summarized as follows for fiscal years 1996, 1997 and 1998:

                                      1996               1997               1998
                                   -----------       -----------        -----------
Current:
 Federal...........................$    (3,487)      $(1,391,676)       $        --
 State and local...................    (32,366)           53,160             65,161
 Foreign...........................     29,721            46,564             56,001
Deferred........................... (5,301,192)        1,606,105            595,071
                                   -----------       -----------        -----------
                                   $(5,307,324)      $   314,153        $   716,233
                                   ===========       ===========        ===========


   The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the U.S. federal corporate tax rate to income (loss) before income tax expense (benefit) as follows for fiscal years 1996, 1997 and 1998:

                                                                1996             1997             1998
                                                             -----------      -----------      -----------
Computed "expected" tax expense (benefit)..............      $(4,637,866)     $   330,850      $   649,025
State and local taxes, net of federal effect...........         (545,631)          35,086           43,006
Rehabilitation credits lost due to sale
 of properties.........................................               --               --          155,364
Other..................................................         (123,827)         (51,783)        (131,162)
                                                             -----------      -----------      -----------
                                                             $(5,307,324)     $   314,153      $   716,233
                                                             ===========      ===========      ===========

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 29, 1997 and June 28, 1998 are as follows:

                                                                                1997              1998
                                                                             -----------       -----------
Deferred tax assets:
   General business credit carryforwards...............................      $ 3,585,218       $ 3,444,882
   Alternative minimum tax credit carryforwards........................          912,335           912,335
   Federal and state net operating loss carryforwards..................        1,627,209         1,006,121
   Restructuring related reserves......................................          404,091                 -
   Other...............................................................          609,994           563,673
                                                                             -----------       -----------

     Deferred tax assets...............................................        7,138,847         5,927,011
                                                                             -----------       -----------

Deferred tax liabilities:
   Property and equipment..............................................       (2,668,221)       (2,001,928)
   Pre-opening costs...................................................                -           (41,791)
   Other...............................................................          (40,207)          (55,786)
                                                                             -----------       -----------
     Deferred tax liabilities..........................................       (2,708,428)       (2,099,505)
                                                                             -----------       -----------
     Net deferred tax asset............................................      $ 4,430,419       $ 3,827,506
                                                                             ===========       ===========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

   The Company's general business credit carryforwards for income tax purposes will begin to expire in 2006. These carryforwards are comprised of targeted jobs tax credits, rehabilitation credits and FICA tax tip credits that were generated in prior years, beginning in fiscal 1991.

   The Company has a Federal tax net operating loss of approximately $2,000,000 as of June 28, 1998, which will begin to expire in 2011.

(5)  COMMON STOCK AND OPTIONS

  (a) Stock Compensation Plans

   At June 28, 1998, the Company had four stock based compensation plans that are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase plan ("ESP"). Additionally, except for stock options granted to directors at exercise prices below market value on the date of grant and for cashless exercises of stock options by employees, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's four stock based compensation plans been determined using the alternative accounting method based on the fair value prescribed by Financial Accounting Standards

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

Board Statement No. 123 ("SFAS No. 123"), the Company's pro-forma net income
(loss) for fiscal years 1996, 1997 and 1998 would have been $(9,213,906), $114,553 and $889,740, respectively, and the Company's pro-forma net income
(loss) per common share would have been $(1.64), $0.02 and $0.16, respectively.

   The fair value of each option grant under SFAS No. 123 is estimated on the date of grant or repricing using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted or repriced in fiscal years 1996, 1997 and 1998, respectively: amortization over the respective vesting periods; no dividends; expected lives of 6.1, 6.6 and 6.4 years; expected stock price volatility of approximately 41%, 40% and 39%; and risk free interest rates of 5.6%, 6.6% and 5.7%. The above pro-forma results exclude consideration of options granted prior to July 3, 1995, and may not be representative of that to be expected in future years.

 (b)  Fixed Stock Option Plans

   The Company has three fixed option plans. Under the 1990 Incentive Stock Option Plan, the Company may grant options to its employees for up to 1,227,344 shares of common stock. This plan provides that options may be granted at option prices not less than the fair market value of its shares on the date of grant, or 110% of fair market value in the case of any employee holding in excess of 10% of the combined voting power of all classes of stock at the date of grant. Options granted under this plan have a maximum term of 10 years. The options currently outstanding are exercisable in installments of 33% to 100% per year. In fiscal 1996, the Company repriced 461,425 options with a weighted average exercise price of $7.03 to the then current fair market value of $5.13. Compensation expense of $975,063 was recorded in fiscal 1998 for cashless exercises of stock options under this plan.

   Under the 1991 Nonemployee Director Stock Option Plan, the Company may grant options to its nonemployee directors for up to 57,500 shares of common stock. The option prices were the fair market values of the common stock on the dates of grant and have a maximum term of 10 years. Options granted under this plan are exercisable in installments of 60% to 100% per year.

   Under the 1992 Bonus Stock Option Plan, the Company may grant options to certain officers and directors for up to 100,000 shares of common stock. The option prices were one-half of the fair market value of the common stock on the dates of grant and have a maximum term of 10 years. Options granted under this plan become exercisable six months subsequent to the dates of grant. Compensation expense of $21,000 in fiscal 1996, $18,000 in fiscal 1997 and $18,000 in fiscal 1998 was recorded for options granted as part of the directors' compensation under this plan.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

   A summary of the status of the Company's three fixed stock option plans is as follows:

                                             1996                    1997                    1998
                                    ----------------------  ----------------------  ----------------------
                                                 Wt. Ave.                Wt. Ave.                Wt. Ave.
                                      Shares     Ex. Price    Shares     Ex. Price    Shares     Ex. Price
                                    -----------  ---------  -----------  ---------  -----------  ---------
Outstanding at beginning of year..     799,906       $7.34     817,214       $5.68     931,367       $5.68
Granted at fair market value......     134,000        5.09     197,875        5.17      85,500        6.15
Granted at below fair market value       8,197        2.56       6,000        3.00       5,190        3.47
Exercised.........................     (13,337)       2.08        (862)       3.25    (405,247)       5.12
Forfeited.........................    (111,552)       5.81     (88,860)       5.21    (138,774)       5.98
                                     ---------                --------               ---------
Outstanding at end of year........     817,214        5.68     931,367        5.68     478,036        6.12
                                     =========                ========               =========

Options exercisable at year-end...     371,051        6.35     536,495        6.01     318,951        6.36
Weighted-average fair value of
 options granted during the year:
 Granted at fair market value.....   $    2.62                $   2.71               $    3.01
 Granted at below fair market             3.61                    4.20                    4.77
  value...........................


   The following table summarizes information about the fixed stock options outstanding and exercisable at June 28, 1998:

                                       Options Outstanding                             Options Exercisable
                       ---------------------------------------------------       -------------------------------
      Exercise           Number           Wt. Average         Wt. Average          Number           Wt. Average
    Price Ranges       Outstanding       Remaining Life     Exercise Price       Exercisable      Exercise Price
    ------------       -----------       --------------     --------------       -----------      --------------
   $2.56 -  3.50            24,722         7.6  years           $ 2.91                24,722          $ 2.91
    4.56 -  5.13           256,089         6.5                    5.07               184,504            5.10
    5.25 -  5.88           142,845         7.1                    5.78                71,345            5.81
    7.18 -  21.75           54,380         5.8                   13.35                38,380           15.68
                           -------                                                   -------
    2.56 -  21.75          478,036         6.7                    6.12               318,951            6.36
                           =======                                                   =======


 (c)  Employee Stock Purchase Plan

   On August 23, 1993, the Company's Board of Directors approved an ESP plan. The ESP plan authorizes 250,000 shares of the Company's common stock to be purchased by eligible employees of the Company through payroll deductions. The purchase price is the lesser of 85% of the fair market value of the stock on the first business day of the plan year, or 85% of the fair market value of the shares on the last business day of the plan year. A total of 56,624 shares, 51,598 shares and 54,707 shares were purchased by employees of the Company under the ESP plan during fiscal years 1996, 1997 and 1998, respectively. Compensation cost under SFAS No. 123 is based on the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for fiscal years 1996, 1997 and 1998, respectively: no dividends; expected life of one year for all years; expected stock price volatility of approximately 41%, 37% and 27%; and risk free interest rates of 5.3%, 5.4% and 5.9%. The weighted-average fair value of those purchase rights granted in fiscal years 1996, 1997 and 1998 was $1.50, $1.48 and $1.13, respectively.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

(6)  COMMITMENTS AND CONTINGENCIES

   The Company leases certain restaurant facilities under operating leases expiring at various dates through 2029. These operating leases have renewal options for up to five successive five-year periods. The minimum rental commitments under all noncancelable operating leases as of June 28, 1998 are as follows:

   1999...............................................         $  732,333
   2000...............................................            656,973
   2001...............................................            604,300
   2002...............................................            530,500
   2003...............................................            486,441
   Thereafter.........................................          4,545,214
                                                               ----------
     Total............................................         $7,555,760
                                                               ==========

   Rental expense under operating leases was approximately $710,000, $690,000 and $800,000 for fiscal years 1996, 1997 and 1998, respectively.

   In fiscal 1996, the Company was notified that a claim had been submitted against the Company to the American Arbitration Association (the "AAA") by Bright-Kaplan International Corporation, the owner of the previous Spaghetti Warehouse franchise restaurant in Knoxville, Tennessee, seeking damages in excess of $9.0 million. Additionally, Elizabeth Bright and Thomas C. Bright, III, the principal shareholders of Bright-Kaplan International Corporation, filed a lawsuit against the Company, seeking damages in excess of $2.5 million, along with trebling of such damages under the Texas Deceptive Trade Practices Act. Following a hearing before an AAA panel in Dallas, the panel, in January 1997, unanimously ruled that the Company had no liability in this matter. In June 1997, the lawsuit was dismissed by the trial judge on the grounds that matters in controversy had been decided in the previous AAA ruling. A Court of Appeals affirmed the trial court's dismissal of all claims. This judgement became final subsequent to June 28, 1998, thereby ending the lawsuit and claim.

   The Company is also a party to several legal proceedings arising in the ordinary course of business. After consultation with legal counsel and a review of available facts, management believes that damages, if any, arising from such litigation will not be material to the Company's financial position or results of operations.

(7)  ADVERTISING EXPENSES

   The Company expenses advertising costs as they are incurred. Advertising costs were approximately $3,230,000, $2,610,000 and $2,630,000 for fiscal years 1996, 1997 and 1998, respectively. These expenses are recorded under operating expenses in the Consolidated Statement of Operations.

(8)  RESTRUCTURING CHARGES

   In January 1996, the Company's Board of Directors approved a restructuring plan intended to strengthen the Company's competitive position and improve cash flow and profitability. In conjunction with the plan, the Company closed seven under-performing restaurants in February 1996 and identified one additional restaurant to be sold as an operating unit. The seven stores closed include those previously located in Hartford, Connecticut; Providence, Rhode Island; Buffalo, New York; Rochester, New York; Columbia, South Carolina; Greenville, South Carolina and Little Rock, Arkansas. Additionally, the Company contracted to sell its Richmond, Virginia, location to its Virginia franchisee. The Company recorded a pre-tax charge of $13,875,248 in the third quarter of fiscal 1996 to cover costs related to the execution of this plan, including the write-down of property and equipment to its net realizable value, severance packages and various other store closing and corporate obligations.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

   The Company disposed of six of the seven closed restaurants during fiscal 1996. The Company disposed of the seventh closed restaurant and the Richmond, Virginia, location in fiscal 1997, and completed the disposal of all remaining identified corporate assets in the first quarter of fiscal 1998, thus completing its original plan. Excess reserves of $740,000 were reversed in fiscal 1997. Restaurants closed under the restructuring plan recorded income (loss) from operations of $(540,000) and $50,000 in fiscal years 1996 and 1997, respectively, which are included in the Consolidated Statement of Operations.

(9) QUARTERLY FINANCIAL DATA (UNAUDITED)

   Unaudited summarized quarterly financial data is as follows:

                                                                             QUARTERS ENDED
                                                      ------------------------------------------------------------------
                                                      SEPTEMBER 29,      DECEMBER 29,        MARCH 30,        JUNE 29,
                                                         1996 (b)          1996 (c)            1997           1997 (d)
                                                      -------------      ------------      ------------     ------------
Year ended June 29, 1997:
  Revenues......................................      $  17,056,528        15,642,524        15,718,660       16,485,861
                                                      =============      ============      ============     ============
  Gross profit (a)..............................      $   3,120,995         2,514,265         3,129,070        3,401,775
                                                      =============      ============      ============     ============
  Net income (loss).............................      $    (830,271)          274,967           456,628          757,611
                                                      =============      ============      ============     ============
Net income (loss) per common share..............      $        (.15)              .05               .08              .13
                                                      =============      ============      ============     ============


                                                                               QUARTERS ENDED
                                                      ------------------------------------------------------------------
                                                      SEPTEMBER 28,      DECEMBER 28,        MARCH 29,        JUNE 28,
                                                          1997               1997              1998             1998
                                                      -------------      ------------      ------------     ------------
Year ended June 28, 1998:
  Revenues......................................      $  15,931,467        15,452,222        17,060,933       17,582,252
                                                      =============      ============      ============     ============
  Gross profit (a)..............................      $   3,177,802         2,535,654         3,429,212        3,411,283
                                                      =============      ============      ============     ============
  Net income (loss).............................      $     506,350           209,154           603,822         (126,661)
                                                      =============      ============      ============     ============
Net income (loss) per common share..............      $         .09               .04               .11             (.02)
                                                      =============      ============      ============     ============

     (a) Gross profit is calculated as total revenues less cost of sales and operating expenses.
     (b) The adoption of SFAS No. 121 (see Note 1(i)) reduced net income by $1,148,876, or $.21 per share, in the quarter ended September 29, 1996.
     (c) The reversal of previously expensed restructuring charges (see Note 8) increased net income by $225,980, or $.04 per share, in the quarter ended December 29, 1996.
     (d) The recording of an additional SFAS No. 121 charge and reversal of remaining restructuring charges increased net income by $99,357, or $.02 per share, in the quarter ended June 29, 1997.

(10) SUBSEQUENT EVENT

   On September 18, 1998, the Company entered into an agreement and plan of merger to sell all outstanding shares of the Company's common stock to a newly-formed subsidiary of the investment firm Cracken, Harkey, Street & Hartnett, L.L.C. for $8.00 per share. This agreement is subject to certain conditions including, but not limited to, financing, shareholder approval and the Securities and Exchange Commission's approval.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garland, State of Texas, on September 23, 1998.

                           SPAGHETTI WAREHOUSE, INC.


                           /s/ Robert R. Hawk
                           ------------------
                           Robert R. Hawk, President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY                            DATE
---------                       --------                            ----

/s/ Robert R. Hawk              Chairman of the Board,              September 23, 1998
------------------------------  President, Chief Executive Officer
Robert R. Hawk                  and a Director
                                (Principal Executive Officer)

/s/ Robert E. Bodnar            Vice President, Chief Financial     September 23, 1998
------------------------------  Officer and Secretary
Robert E. Bodnar                (Principal Financial Officer)

/s/ Wendy W. Hackemack          Treasurer and Controller            September 23, 1998
------------------------------  (Principal Accounting Officer)
Wendy W. Hackemack

/s/ C. Cleave Buchanan, Jr.     Director                            September 23, 1998
------------------------------
C. Cleave Buchanan, Jr.


/s/ Frank Cuellar, Jr.          Director                            September 23, 1998
------------------------------
Frank Cuellar, Jr.


/s/ John T. Ellis               Director                            September 23, 1998
------------------------------
John T. Ellis


/s/ Peter Hnatiw                Director                            September 23, 1998
------------------------------
Peter Hnatiw


/s/ James F. Moore              Director                            September 23, 1998
------------------------------
James F. Moore


/s/ Cynthia I. Pharr            Director                            September 23, 1998
------------------------------
Cynthia I. Pharr


/s/ Phillip Ratner              Director                            September 23, 1998
------------------------------
Phillip Ratner


/s/ William B. Rea, Jr.         Director                            September 23, 1998
------------------------------
William B. Rea, Jr.

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549








                                  ----------



                                   EXHIBITS

                                      TO

                          ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1998



                                 ----------








                           SPAGHETTI WAREHOUSE, INC.

 ===============================================================================

                                 EXHIBIT INDEX


                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  --------------
     2.1  -  Agreement and Plan of Merger, dated September 18, 1998, by and among
             Spaghetti Warehouse, Inc., Spaghetti Warehouse Acquisition, Inc. and
             Consolidated Restaurant Companies, Inc. (incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1998).

     3.1  -  Second Amended and Restated Articles of Incorporation of the
             Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended April 2, 1995, filed by the Company with the Securities and Exchange Commission).

   * 3.2  -  Third Amended and Restated Bylaws of the Company.

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

 +* 10.3  -  Amended and Restated Spaghetti Warehouse, Inc. 1992 Bonus Stock
             Option Plan.

  + 10.4  -  Letter Agreement, dated as of August 23, 1993,  relating to the
             Company's employment arrangement with H.G. Carrington, Jr.
             (incorporated by reference to Exhibit 10.6 of the Company's Annual
             Report on Form 10-K for the fiscal year ended July 4, 1993).

    10.5  -  Lease Agreement, dated June 13, 1977, between the Company and Oscar
             L. Thomas, Jr., relating to certain premises in Columbus, Ohio
             (incorporated by reference to Exhibit 10.5 of the Company's
             Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).

    10.6  -  Lease Agreement, dated September 1, 1980 between the Company and
             Gagel Construction, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange
             Commission).

    10.7  -  Lease Agreement, dated November 18, 1981 between the Company and
             Samuel Geraldo, Trustee, as amended, relating to certain premises in Toledo, Ohio (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, registration no.
             33-30676, filed by the Company with the Securities and Exchange
             Commission).

    10.8  -  Lease Agreement, dated November 30, 1981, between the Company and
             Ybor Square, Ltd., relating to certain premises in Tampa, Florida
             (incorporated by reference to Exhibit 10.8 of the Company's
             Registration Statement on Form S-1, registration no. 2-99832, filed by the Company with the Securities and Exchange Commission).


                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  --------------
    10.9  -  Financing and Operating Agreement, dated September 2, 1982, among the Company, the City of Tampa, Florida, The Spaghetti Consultants
             of  Florida, Inc., Ybor Square, Ltd. and Continental National Bank
             of Fort Worth, Texas (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, registration no.
             2-99832, filed by the Company with the Securities and Exchange
             Commission).

   10.10  -  Lease Agreement, dated April 1, 1987, between the Company and
             Memphis Center City Revenue Finance Corporation, relating to certain premises in Memphis, Tennessee (incorporated by reference to Exhibit
             10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1987, filed by the Company with the Securities and Exchange Commission).

   10.11  -  Lease, dated May 28, 1988, between the Company and Ward and Shirley
             Olander, relating to certain premises in Pittsburgh, Pennsylvania
             (incorporated by reference to Exhibit 10.18 of the Company's
             Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

   10.12 - Lease Agreement, dated as of February 15, 1989, between the Company and North Clinton Associates, relating to certain premises in Syracuse, New York (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, registration no.
             33-30676, filed by the Company with the Securities and Exchange
             Commission).

   10.13  -  Deed of Trust, Security Agreement and Assignment of Rents, dated
             July 24, 1989, between the Company, as grantor, and Deposit Guaranty
             Bank, as beneficiary, and related promissory note (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, registration no. 33-30676, filed by the Company with the Securities and Exchange Commission).

   10.14 - Lease Agreement, dated May 29, 1990, between Spring-Ten Associates and the Company, as amended on July 18, 1990, October 26, 1990, and
             December 13, 1990, relating to certain premises in Philadelphia, Pennsylvania (incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-2, registration no.
             33-40257, filed by the Company with the Securities and Exchange
             Commission).

   10.15 - Lease Agreement, dated as of November 27, 1990, between the Company and The Foundry Associates, L.P., relating to certain premises in Providence, Rhode Island (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2, registration no. 33-40257, filed by the Company with the Securities and Exchange
             Commission).

   10.16 - Contract for Sale of Real Estate, dated September 12, 1991, among the Company, Elie Guggenheim and Catherine Guggenheim (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

   10.17 - Real Estate Term Note in original principal amount of $180,000, dated November 21, 1991, executed by the Company as maker, payable to the order of Elie Guggenheim and Catherine Guggenheim
             (incorporated by reference to Exhibit 10.19 of the Company's Form
             10-K for the fiscal year ended July 4, 1992, filed with the Securities and Exchange Commission).

   10.18  -  Lease Agreement, dated as of July 6, 1991, between the Company and
             Nautica Peninsula Land Limited Partnership, relating to certain premises in Cleveland, Ohio (incorporated by reference to Exhibit
             10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange
             Commission).



                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  --------------
   10.19  -  Lease Agreement, dated as of September 2, 1992, between the Company and Canal Place, Ltd., relating to certain premises in Akron, Ohio
             (incorporated by reference to Exhibit 10.22 of the Company's Annual
             Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

   10.20  -  Form of Spaghetti Warehouse, Inc. Franchise Offering Circular
             (incorporated by reference to Exhibit 10.23 of the Company's Annual
             Report on Form 10-K for the fiscal year ended July 4, 1993, filed with the Securities and Exchange Commission).

   10.21 - Lease Agreement, dated as of August 11, 1993, between the Company and the State of Texas, relating to certain premises in Harris
             County, Texas, as amended by First Amendment to Lease Agreement effective October 25, 1993 and Second Amendment to Lease Agreement, undated (incorporated by reference to Exhibit 10.29 of the Company's
             Annual Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

   10.22  -  Second Lease Addendum, dated as of July 29, 1994, by and between
             Patricia D. Thomas, Oscar L. Thomas III and Spaghetti Warehouse of
             Ohio, Inc., relating to certain premises in Columbus, Ohio
             (incorporated by reference to Exhibit 10.30 of the Company's Annual
             Report on Form 10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

 + 10.23  -  Spaghetti Warehouse, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form
             10-K for the fiscal year ended July 3, 1994, filed with the Securities and Exchange Commission).

   10.24  -  Amended and Restated Loan Agreement, dated August 12, 1996 to the
             Amended and Restated Loan Agreement, dated as of November 1, 1993,
             June 7, 1993, among the Company, certain subsidiaries of the Company, Bank One Texas, N.A. and NationsBank of Texas, N.A., and
             Amendment No. 3 thereto, dated March 29, 1996, Amendment No. 2 thereto, dated February 9, 1995 and Amendment No. 1 thereto, dated
             December 21, 1993 (incorporated by reference to Exhibit 10.36 of the
             Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
             March 29, 1998, filed with the Securities and Exchange Commission).

 + 10.25  -  Employment Agreement, dated as of January 30, 1996, by and between the Company and Robert R. Hawk (incorporated by reference to Exhibit
             10.37 of the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1996, filed with the Securities and Exchange
             Commission).

 + 10.26  -  Amended Employment Agreement, dated as of September 1, 1996 by and between the Company and Robert R. Hawk (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

 + 10.27  -  Employment Agreement, dated as of October 1, 1996, by and between the Company and John T. Ellis (incorporated by reference to Exhibit
             10.39 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1996, filed with the Securities and Exchange Commission).

 + 10.28  -  Employment Agreement, dated as of October 28, 1996, by and between the Company and Phillip Ratner (incorporated by reference to Exhibit
             10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997, filed with the Securities and Exchange
             Commission).

+* 10.29  -  Retention Incentive Policy for Designated Executive Officers, dated as of June 8, 1998.



                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                             DOCUMENT DESCRIPTION                                PAGE
-----------  ---------------------------------------------------------------------  --------------
   10.30  -  Escrow Agreement, dated September 18, 1998, by and between Spaghetti
             Warehouse, Inc. and Consolidated Restaurant Companies, Inc.
             (incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1998).

    16.1 - Letter regarding change in certifying accountant, dated February 9, 1998 (incorporated by reference to Exhibit 16.1 of the Company's current report on Form 8-K filed with the Securities and Exchange
             Commission on February 10, 1998).

  * 21.1  -  Subsidiaries of the Company.

  * 23.1  -  Consent of KPMG Peat Marwick LLP

  * 23.2  -  Consent of Arthur Andersen LLP

  * 27.1  -  Financial Data Schedule

---------------
+  Compensation plan, benefit plan or employment contract or arrangement.
*  Filed herewith.