Form 10-Q
period 1998-10-04
SPAGHETTI WAREHOUSE INC
filed 1998-11-17
CIK 775298

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended October 4, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ---------------

         Commission file number: 1-10291

                            Spaghetti Warehouse, Inc.
             (Exact name of registrant as specified in its charter)

                     Texas                                   75-1393176
         (State or other jurisdiction of            (IRS Employer Identification
         incorporation or organization)                         Number)

         402 West I-30, Garland, Texas                           75043
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 4, 1998: 5,689,301 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

  ASSETS                                               6/28/98             10/4/98
  ------                                               -------             -------
                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents........................  $   942,622         $   916,237
  Accounts receivable..............................      569,349             734,478
  Inventories......................................      642,379             648,773
  Prepaid expenses.................................      333,779             288,214
  Deferred income taxes............................      273,934               8,227
                                                     -----------         -----------
          Total current assets.....................    2,762,063           2,595,929
                                                     -----------         -----------

Property and equipment, net........................   47,923,834          48,605,676
Trademark and franchise rights, net................    2,641,235           2,518,535
Pre-opening costs, net.............................      109,977              72,493
Deferred income taxes..............................    3,553,571           3,837,692
Other assets.......................................      747,936             710,326
                                                     -----------         -----------
                                                     $57,738,616         $58,340,651
                                                     ===========         ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Current portion of long-term debt................  $ 1,359,837         $ 1,813,116
  Accounts payable.................................    2,451,987           2,306,962
  Accrued payroll and bonuses......................    1,683,173           1,384,558
  Other accrued liabilities........................      813,428             797,742
                                                     -----------         -----------
          Total current liabilities................    6,308,425           6,302,378
                                                     -----------         -----------

Long-term debt, less current portion...............    4,079,507           4,522,949
Deferred compensation..............................      155,641             170,266
Commitments and contingencies......................            -                   -

Stockholders' equity:
  Preferred stock of $1.00 par value;
    authorized 1,000,000 shares;
    no shares issued...............................            -                   -
  Common stock of $.01 par value;
    authorized 20,000,000 shares;
    issued 6,717,759 shares at 6/28/98
    and 6,746,642 shares at 10/4/98................       67,178              67,466
  Additional paid-in capital.......................   37,508,055          37,698,555
  Accumulated other comprehensive income (loss)....     (829,325)           (974,505)
  Retained earnings................................   17,946,524          18,050,931
                                                     -----------         -----------
                                                      54,692,432          54,842,447
  Less cost of 1,057,341 shares at 6/28/98
    and 10/4/98 of common stock held in treasury...   (7,497,389)         (7,497,389)
                                                     -----------         -----------
                                                      47,195,043          47,345,058
                                                     -----------         -----------
                                                     $57,738,616         $58,340,651
                                                     ===========         ===========

        See accompanying notes to condensed consolidated financial statements.


                                    SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                13-Week Period            14-Week Period
                                                                 Ended 9/28/97             Ended 10/4/98
                                                                --------------            --------------

Revenues:
     Restaurant sales.......................................     $  15,584,155              $  17,213,997
     Franchise..............................................           175,134                    157,079
     Other..................................................           172,178                    208,817
                                                                 -------------              -------------
         Total revenues.....................................        15,931,467                 17,579,893
                                                                 -------------              -------------

Costs and expenses:
     Cost of sales..........................................         4,035,882                  4,840,262
     Operating expenses.....................................         8,717,783                 10,109,413
     General and administrative.............................         1,377,812                  1,454,663
     Depreciation and amortization..........................           928,708                    967,345
                                                                 -------------              -------------
         Total costs and expenses...........................        15,060,185                 17,371,683
                                                                 -------------              -------------

Income from operations......................................           871,282                    208,210
Net interest expense........................................            89,145                     85,059
                                                                 -------------              -------------

Income before income tax expense............................           782,137                    123,151
Income tax expense..........................................           275,787                     18,745
                                                                 -------------              -------------

Net income..................................................     $     506,350              $     104,406
                                                                 =============              =============

Net income per common share:
     Basic..................................................     $         .09              $         .02
                                                                 =============              =============
     Diluted................................................     $         .09              $         .02
                                                                 =============              =============

Weighted average common shares outstanding:
     Basic..................................................         5,655,494                  5,665,660
                                                                 =============              =============
     Diluted................................................         5,829,264                  5,827,342
                                                                 =============              =============


       See accompanying notes to condensed consolidated financial statements.


                                                SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  For the 14 Weeks Ended October 4, 1998
                                                                (Unaudited)



                            Common Stock                    Accumulated                  Treasury Stock
                                                               other                                                   Total
                       --------------------    Additional   comprehensive  Retained  ----------------------   Compre-  stockholders'
                                            paid-in capital income (loss)  Earnings                           hensive     equity
                                            --------------- -------------  --------                           income   -------------
                                                                                                              (loss)
                       Number of                                                       Number                 -------
                        shares     Amount                                            of Shares      Amount
                       ---------   ------                                            ---------      ------

Balances at
 June 28, 1998........ 6,717,759 $   67,178  $37,508,055    $ (829,325)  $17,946,525 1,057,341  $(7,497,389)            $47,195,044
Comprehensive income:
   Net Earnings.......         -          -            -             -       104,406         -            -  $104,406       104,406
   Other comprehensive
   income (loss),
   foreign currency
   adjustment.........         -          -            -      (145,180)            -         -            -  (145,180)     (145,180)
                                                                                                             --------
   Other comprehensive                                                                                       $(40,774)
   income (loss)......                                                                                       ========

Employee ESP plan
purchases and stock
option exercises......    28,883        288      172,500             -             -         -            -                 172,788

Stock options issued
as compensation.......         -          -       18,000             -             -         -            -                  18,000
                       --------- ----------  -----------    ----------   ----------  ---------  -----------             -----------

Balances at........... 6,746,624 $   67,466  $37,698,555    $ (974,505)  $18,050,931 1,057,341  $(7,497,389)            $47,345,058
                       ========= ==========  ===========    ==========   =========== =========  ===========             ===========





     See accompanying notes to condensed consolidated financial statements.



                                                SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

                                                   Consolidated Statements of Cash Flows
                                                                (Unaudited)

                                                                   13-Week Period         14-Week Period
                                                                    Ended 9/28/97          Ended 10/4/98
                                                                   --------------         --------------

Cash flows from operating activities:
     Net income   ...............................................  $      506,350         $      104,406
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization expense..............         928,708                967,345
              Loss on disposal of property and equipment.........           4,110                  3,598
              Deferred income taxes..............................         221,747                (16,393)
              Other, net.........................................          (5,827)                33,113
              Changes in assets and liabilities:
                  Accounts receivable............................         137,295               (168,904)
                  Inventories....................................          51,217                 (6,394)
                  Prepaid expenses...............................         (49,844)                45,565
                  Other assets...................................         (10,122)                  (404)
                  Accounts payable...............................        (362,152)              (142,637)
                  Accrued payroll and bonuses....................        (403,875)              (298,615)
                  Other accrued liabilities......................          83,058                (15,685)
                                                                   --------------         --------------

              Net cash provided by operating activities..........       1,100,665                504,995
                                                                   --------------         --------------

Cash flows from investing activities:
     Purchase of property and equipment..........................        (760,401)            (1,580,421)
     Proceeds from sales of property and equipment...............         418,105                 14,750
                                                                   --------------         --------------

              Net cash used in investing activities..............        (342,296)            (1,565,671)
                                                                   --------------         --------------

Cash flows from financing activities:
     Net borrowings from long-term debt..........................              --                896,721
     Proceeds from employee stock plans..........................              --                172,788
                                                                   --------------         --------------

              Net cash provided by financing activities..........              --              1,069,509
                                                                   --------------         --------------

Effects of exchange rate changes on cash and cash
     equivalents  ...............................................             195                (35,218)
                                                                   --------------         --------------

Net increase (decrease) in cash and cash equivalents.............         758,564                (26,385)

Cash and cash equivalents at beginning of period.................       1,916,983                942,622
                                                                   --------------         --------------

Cash and cash equivalents at end of period.......................  $    2,675,547         $      916,237
                                                                   ==============         ==============

Supplemental information:
     Interest paid (net of amounts capitalized)..................  $      149,677         $      202,554
                                                                   ==============         ==============
     Income taxes paid (net of refunds collected)................  $       54,091         $       37,159
                                                                   ==============         ==============

     See accompanying notes to condensed consolidated financial statements.

                   SPAGHETTI WAREHOUSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial position as of October 4, 1998 and the consolidated results of operations and cash flows for the 14-week period ended October 4, 1998 and the 13-week period ended September 28, 1997. Operating results for the 14-week period ended October 4, 1998 are not necessarily indicative of the results to be expected for the full fisca year.

2.   Accounting Policies

     During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report (Form 10-K) (File No. 1-10291). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.   New Accounting Pronouncements

     In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. As a result, the Company's EPS for fiscal 1998 was calculated under SFAS No. 128. However, the adoption of this FASB Statement had no effect on the Company's previously reported EPS.

     In June 1997, the FASB issued Statement No. 130 ("SFAS No. 130"), "Report-ing Comprehensive Income." SFAS No. 130 establishes new rules for the re-porting and display of comprehensive income and its components in the financial statements. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions by the first quarter of fiscal 2000. At that time, the Company will be required to change the method currently used to account for pre-opening costs. The application of SOP 98-5 will result in pre-opening costs on the Company's Consolidated Balance Sheet as of the date of adoption, net of related tax effects, being charged to operations as the cumulative effect of a change in accounting principle. Under the new requirements for accounting for pre-opening costs, the subse-quent costs of start-up activities will be expensed as incurred.

     In June 1998, the FASB issued Statement No. 133 ("SFAS No. 133"), "Account-ing for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for the Company's first quarter financial statements in fiscal 2000. The Company is currently not involved in derivative instruments or hedging activities and, therefore, will measure the impact of this statement as it becomes necessary.

     The Company does not expect that the adoption of the above standards will have a significant impact on its consolidated results of operation, finan-cial position or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of total revenues for the periods indicated. All information is derived from the accompanying condensed consolidated statements of operations.


                                             13-Week Period      14-Week Period
                                              Ended 9/28/97       Ended 10/4/98
                                             --------------      --------------

Revenues...................................       100.0%              100.0%

Costs and expenses:
     Cost of sales.........................        25.3                27.5
     Operating expenses....................        54.7                57.5
     General and administrative............         8.7                 8.3
     Depreciation and amortization.........         5.8                 5.5
                                                  -----               -----
          Total costs and expenses.........        94.5                98.8
                                                  -----               -----

Income from operations.....................         5.5                 1.2
Net interest expense.......................         0.6                 0.5
                                                  -----               -----

Income before income taxes.................         4.9                 0.7
Income tax expense.........................         1.7                 0.1
                                                  -----               -----

Net income.................................         3.2%                0.6%
                                                  =====               =====

Results of Operations
---------------------

     Difference in Length of Fiscal Quarters
     ---------------------------------------

     The Company  reports on a fiscal year that ends on the Sunday  nearest July
1. Accordingly, the current fiscal year will end July 4, 1999. Management has chosen to add the additional week to the first quarter, thereby making it a 14-week period ending on October 4, 1998. The first quarter last year was comprised of the 13-week period ended September 28, 1997. The comparative discussions below compare the current 14-week period to the prior year 13-week period.

Revenues
--------

     Revenues increased $1.6 million, or 10.2%, during the quarter ended October 4, 1998 in comparison to the same quarter in the preceding year. This increase is attributable in part to the incremental sales of the two new Spaghetti Warehouse Italian Grill ("Italian Grill") units located in Mesquite and Irving, Texas, as well as the incremental sales resulting from the additional week in fiscal 1999. These increases were partially offset by a 3.0% decline in same-store sales (stores open the full quarter in both fiscal years).

     First quarter same-store sales in the Company's traditional Spaghetti Warehouse units declined 5.5% while the Company's repositioned Italian Grill units same-store sales declined 1.6% from the corresponding period last year. The decline in overall same-store sales was the result of a 2.8% decline in customer counts coupled with a 0.2% check average decrease.

     Management   believes  that  same-store  customer  counts  were  negatively affected by the continued growth of casual dining competitors and by some temporary store closures this year as a result of severe weather in certain markets. The decrease in check averages is partially attributed to various operational initiatives instituted during the first quarter of fiscal 1999 aimed at improving long-term customer counts. These initiatives included the promotion of low-priced spaghetti entrees in the current quarter, the implementation of new menus focused on value and a test of reduced-price menus in selected units.

Costs and Expenses
------------------

     Cost of Sales
     -------------

     Cost of sales as a percentage of total revenues was 27.5% for the current quarter as compared to 25.3% for the same quarter last year. The current quarter increase is largely attributable to the conversion, over the past year, of eleven existing units to the Italian Grill format since these units have higher cost of sales as a percentage of revenues than traditional units. Additionally, various initiatives to upgrade food quality instituted in the first quarter, including changes in certain suppliers, recipes and a change in bread service procedures, also contributed to the increase in the cost of sales as a percentage of total revenues in the current quarter. Due to the higher food costs associated with the Italian Grill, management anticipates that current year percentages will continue to exceed those of prior periods due to the increased number of Italian Grill units.

     Operating Expenses
     ------------------

     Operating expenses as a percentage of total revenues were 57.5% for the current quarter as compared to 54.7% for the same quarter last year. The increase in operating expenses as a percentage of revenues was attributable to increases in hourly labor costs, repair and maintenance costs, direct costs and marketing expenses. Some of the increase in labor and direct costs is attributable to the conversion of two units to the Grill format this year compared to one last year. Additionally, the fixed nature of certain management labor and occupancy costs relative to the decline in same-store sales, also contributed to the increase in operating expenses as a percentage of total revenues. These increases were somewhat offset by reductions in unemployment
taxes  and  insurance   costs  in   comparison   to  prior  year.

     General and Administrative Expenses (G&A)
     -----------------------------------------

     G&A expenses as a percentage of total revenues were 8.3% for the current quarter as compared to 8.6% for the first quarter of fiscal 1998. This decrease is primarily attributable to a reduction in corporate employee costs. These decreases were partially offset by increases in legal fees over the same quarter last year and current quarter costs associated with the auction process involved in the solicitation of bids for the Company.

     Depreciation and Amortization (D&A)
     -----------------------------------

     D&A as a percentage of total revenues was 5.5% for the current quarter as compared to 5.8% for the same quarter last year. Certain information system equipment items becoming fully depreciated contributed to the decline from the same period in the prior year. This decline was partially offset by increased depreciation expense and pre-opening cost amortization for the two new units in Mesquite and Irving, Texas.

Net Interest Expense
--------------------

     Net interest expense decreased from $89,145 during the first quarter of fiscal 1998 to $85,059 during the current quarter. This decline is attributable to the decreased average debt outstanding under the Company's credit facilities in comparison to the same quarter last year.

Income Taxes
------------

     The Company's effective tax rate in the current quarter was 15.2% as compared to 35.3% in the same quarter last year. The decline in the current quarter's effective tax rate is attributable to a higher proportion of consolidated pre-tax earnings generated by the Company's Canadian operations in fiscal 1999 as compared to fiscal 1998. These Canadian earnings are taxed at a lower rate than the U.S. statutory rate thereby reducing the Company's overall effective tax rate.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital deficit increased from $3.5 million at June 28, 1998 to $3.7 million on October 4, 1998. The increase is primarily attributable to an increase in the amount of current debt outstanding in the current year as compared to the prior year. The Company is currently operating with a working capital deficit, which is common in the restaurant industry since restaurant companies do not normally require significant investment in either accounts receivable or inventory.

     Net cash provided by operating activities was $0.5 million during the current quarter as compared to $1.1 million during the same period last year. This decrease is attributable to the decline in net income in the current year as compared to the prior year.

     Long-term debt outstanding on October 4, 1998 consisted of amounts borrowed under the Company's existing bank credit facility including a $5.0 million fixed rate term loan and $1.4 million borrowed against its floating rate revolving credit facility. The Company had an additional $3.6 million available under this revolving credit facility on October 4, 1998.

     Capital expenditures were $1.6 million for the quarter ended October 4, 1998 as compared to $0.8 million for the same period last year. Current year expenditures relate primarily to the purchase of the Corpus Christi, Texas, unit, the conversion of two traditional Spaghetti Warehouse restaurants to the Italian Grill format and the normal purchase of replacement restaurant equipment and decor.

     The Company plans to complete construction of its Corpus Christi unit, convert certain additional units to the Italian Grill format, open up to one additional new Italian Grill unit and to continue to make necessary replacements and upgrades to existing restaurants and information systems during the next 12 months. Total planned capital expenditures relating to all projects during the next 12 months are approximately $3.0 million. Cash flow from operations, current cash balances and amounts available under the Company's revolving credit facility are expected to be sufficient to fund planned capital expenditures and payment of required term loan maturities for the next 12 months.

Year 2000 Compliance
--------------------

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

     In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 issue. To determine the status of third parties, letters inquiring as to their readiness have been sent to substantially all of the Company's vendors. The Company is currently assessing the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors d not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical partners and to create action plans to address the identified risks.

     The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all information technology and non-information technology by December 31, 1998, and will then address the Year 2000 compliance of such equipment.

     All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. The Company expects to incur total costs of approximately $275,000 related to the replacement and remediation of the Company's systems. Of these costs, approximately $216,000 was incurred through

October 4, 1998, with the remaining $59,000 to be incurred during the remainder of fiscal 1999 and in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plan, and other factors. Unanticipated failures by critical vendors as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

                           PART II - OTHER INFORMATION



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on October 27, 1998. At such meeting the shareholders elected directors of the Company as follows:

Name of Nominee                  For         Against        Withheld
---------------                  ---         -------        --------

Robert R. Hawk                4,826,786      338,636             0
C. Cleave Buchanan, Jr.       4,845,633      319,789             0
Frank Cuellar, Jr.            4,854,833      310,589             0
John T. Ellis                 4,853,241      312,181             0
Peter Hnatiw                  4,855,233      310,189             0
James F. Moore                4,852,541      312,881             0
Cynthia I. Pharr              4,855,733      309,689             0
William B. Rea, Jr.           4,830,875      334,547             0



ITEM 6.           EXHIBITS

                  Exhibit
                  Number           Document Description
                  -------          --------------------

                  27.1             Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Spaghetti Warehouse, Inc.

                  Dated:  November 17, 1998                By: /s/Robert R. Hawk
                          -----------------                    -----------------
                                                                  Robert R. Hawk
                                                                    Chairman and
                                                         Chief Executive Officer



                  Dated:  November 17, 1998              By: /s/Robert E. Bodnar
                          -----------------                  -------------------
                                                                Robert E. Bodnar
                                                         Chief Financial Officer